Form 10-Q
period 2015-09-30
Alpine Auto Brokers, Inc.
filed 2015-11-23
CIK 1642365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

[  ]                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to ______

Commission File Number 333-201273

Alpine Auto Brokers, Inc.

(Exact name of registrant as specified in its charter)

NEVADA                         38-3970138
(State or other jurisdiction of                                                                                                (I.R.S. Employer
incorporation or organization)                                                                                                 Identification No.)

749 South State Street Salt Lake City, UT                               84111
(Address of principal executive offices)                                    (Zip Code)

(801) 455-8488
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                          Accelerated filer [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                                                                                                                                                     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Class                                                Outstanding as of November 13, 2015
Common Stock, $0.001 par value                                                                                     1,000,000 shares

TABLE OF CONTENTS

Heading                                                                                                                                                      Page

PART  I – FINANCIAL INFORMATION

Item 1.                Financial Statements (unaudited)                                                                                                                 3

 Consolidated Balance Sheets – September 30, 2015 and December 31, 2014                                                    4

 Consolidated Statements of Operations – three and nine months ended September 30,
  2015 and 2014                                                                                                                 5

                     Consolidated Statements of Cash Flows – nine months ended September 30, 2015 and
  2014                                                                                                                     6

Notes to Condensed Consolidated Financial Statements                                                                                    7

Item 2.                Management's Discussion and Analysis of Financial Condition and                                                         9
  Results of Operations

Item 3.                Quantitative and Qualitative Disclosures About Market Risk                                                                      14

Item 4.                Controls and Procedures                                                                                                                 14

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings                                                                                                                     14

Item 1A.                Risk Factors                                                                                                                    14

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds                                                                   14

Item 3.                Defaults Upon Senior Securities                                                                                                             15

Item 4.                Mine Safety Disclosures                                                                                                                   15

Item 5.                Other Information                                                                                                                   15

Item 6.                Exhibits                                                                                                         15

Signatures                                                                                                         16

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

           The accompanying consolidated balance sheets of Alpine Auto Brokers, Inc. & Subsidiary at September 30, 2015 and December 31, 2014, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

Alpine Auto Brokers, Inc. & Subsidiary
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2015	2014

CURRENT ASSETS

Cash	$10,193	$55,981
Inventory	88,982	51,243

Total Current Assets	99,175	107,224

TOTAL ASSETS	$99,175	$107,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related-party payable	$35,402	$18,379
Sales tax payable	12,815	6,635

Total Current Liabilities	48,217	25,014

STOCKHOLDERS' EQUITY

Preferred stock, $ .001 par value, 10,000,000
shares authorized, no shares issued
or outstanding	-	-
Common stock, $ .001 par value, 100,000,000
shares authorized, 1,000,000 shares issued
and outstanding	1,000	1,000
Additional paid-in capital	160,156	160,156
Accumulated deficit	(110,198)	(78,946)

Total Stockholders' Equity	50,958	82,210

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$99,175	$107,224

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc. & Subsidiary
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$35,450	$99,700	$147,925	$453,324

COST OF SALES	35,380	101,893	149,655	461,910

GROSS PROFIT (LOSS)	70	(2,193)	(1,730)	(8,586)

OPERATING EXPENSES

Compensation expense	-	6,500	-	19,500
General and administrative	6,321	3,667	29,523	4802

Total Operating Expenses	6,321	10,167	29,523	24,302

LOSS FROM OPERATIONS	(6,251)	(12,360)	(31,253)	(32,888)

OTHER INCOME

Interest income	-	11	2	11

NET LOSS	$(6,251)	$(12,349)	$(31,251)	$(32,877)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc. & Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,251)	$(32,877)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Inventory	(37,740)	81,683
Sales tax payable	6,180	261
Accounts payable - related parties	17,023	23,607

Net Cash Provided by (Used in) Operating Activities	(45,788)	72,674

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party advances	-	-
Preferred stock issued for assets	-	-
Common stock issued for cash	-	-
Additional paid-in capital	-	20,400

Net Cash Provided by Financing Activities	-	20,400

NET INCREASE IN CASH	(45,788)	93,074

CASH AT BEGINNING OF PERIOD	55,981	30,159

CASH AT END OF PERIOD	$10,193	$123,233

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock to acquire assets	$-	$-
Common stock issued for debt	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc.
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014 (unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2014 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Alpine Auto Brokers, Inc.
                                                                                                              Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014 (unaudited)

NOTE 4- RELATED PARTY

The Company utilizes a related-party due to/from account for reimbursing automobile purchases and sales.  The liability accrues no interest and is due on demand.  The payable had balance of $35,402 and $18,379 on September 31, 2015 and December 31, 2014, respectively.

From time to time the President of the Company will lend money at no fee, and without interest to the Company for use in purchasing vehicles for inventory if the Company funds are not sufficient, or if the Company needs funds to cover the cost of purchasing a “presold vehicle” for a short time until the consumer purchases the vehicle.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operation

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010. Alpine Auto Brokers, LLC commenced operations of selling vehicles in approximately March 2011.  We now operate through our wholly-owned subsidiary, Alpine Auto Brokers, LLC.  Our dealership and executive offices are located at 749 South State Street, Salt Lake City, Utah 84111.

We have focused on selling older model vehicles with a price range of $3,000 to $50,000. Most of the vehicles we sell are priced under $25,000. The majority of our customers have good credit and get their financing from local banks and credit unions.

Our Form S-1 Registration Statement went effective on September 21, 2015.  It is an “all or nothing” offering for 350,000 shares at $0.10 per share with a September 21, 2016 deadline to completely sell our offering.  At this point we have not sold our complete offering.

We purchase anywhere from 0-6 vehicles a month.

Our vehicle inventory is usually between 2 to 6 vehicles. We try to have inventory that has low mileage for the year it was manufactured (less than 10,000 miles per year).  Our Officer believes that low mileage vehicles sell more easily than high mileage vehicles.

Used Vehicles

Consumers who are seeking transportation have a number of options available to them. We compete to sell used vehicles to consumers. Following are some of the advantages for consumers to choose used vehicles over new vehicles. We seek to educate consumers regarding these reasons to further our business goals.

Affordability

The purchase price of a used vehicle is significantly less than the purchase price of a new vehicle.

Avoiding Depreciation

When a new vehicle is driven off the dealership lot, its value will drop significantly in the early years of ownership. A new mainstream vehicle typically loses signifigant percent of its value in the first two years of ownership. Used vehicles have often already depreciated significantly and, lose additional value at a much slower rate.

Improving Reliability

The reliability and durability of vehicles has progressively increased over the years.

Affordable Options

Options such as sunroofs and navigation systems are exceedingly expensive when buying a new vehicle. This definitely applies when dealing with a manufacturer that packages many of them together. When buying used vehicles, a consumer gets more of these options for their money. The buyer may not be able to afford many options on a new vehicle, but they may be able to find a used vehicle with some of the features they are seeking.

Advantages over Leasing

Some consumers choose to lease new vehicles rather than buy new or used ones. However, there are disadvantages associated with leasing as well. If consumers do not like the vehicle, there are usually fees involved in the early termination of a lease. Additionally, some leasing companies will require the lessee to pay off the remainder of the vehicle lease contract before releasing them from the lease. Leasing a vehicle can also lead to higher insurance rates since a leased vehicle may require more coverage than a purchased used vehicle. Most leases have a limit on the number of miles the lessee may drive, usually anywhere between 12,000 and 15,000 allowable miles per year. Excessive mileage costs more money. Like mileage, there are limitations on the wear of a vehicle under a lease. Exceeding these wear limitations may result in more fees. Stringent credit requirements for leasing also present an obstacle to many people.

Used Automobile Dealership Industry

The economic recession wounded nearly every U.S. industry. New automobile dealerships in particular have confronted huge challenges and are striving to adapt and endure in this economy. Used automobile dealerships, however, have realized some major advantages over new automobile dealerships during the past recession. Consumers seeking more value for their money are may be discouraged by the high rate of depreciation of new vehicles. Even though the economy has shown signs of improvement, many consumers may avoid buying big-ticket items such as new vehicles. Many consumers are now looking for more practical and less expensive transportation options, and are recognizing the benefits and cost-effectiveness of buying a used vehicle.

Our Products

The potential rising demand of increasingly value-conscious consumers for affordable vehicles in Northern Utah might result in what we anticipate will be a highly receptive potential market for our planned growth. Consumers who are now carefully rationing their expenditures are seeking products that will satisfy their need for reasonably priced vehicles. We feel that the high rate of depreciation of new vehicles combined with the increased reliability of used vehicles will also contribute to consumer demand for our products, and support our planned growth.

We are a used automobile dealership engaged in the business of purchasing used vehicles at auctions, from private parties, and from other dealers, and selling those vehicles to consumers in Salt Lake City, Utah. Our subsidiary started as a used automobile dealership, known as Alpine Auto Brokers, LLC, in 2010.

Currently, we have focused on selling older model vehicles in a price range of $3,000 to $50,000. Most of the vehicles we sell are priced under $25,000. The majority of our customers are have good credit and get their financing from local banks and credit unions. We do not provide any financing for our customers.

Presold Vehicles

Along with selling a retail inventory of vehicles to unknown customers, we also act as a buying agent to assist in locating a vehicle that a known customer would like to purchase from the Manheim networks of automobile auctions. We agree with the customer in advance of the acquisition of the vehicle concerning the amount of mark up of the resale price that will be charged to the customer. When we act as a buying agent for the customer, we have a general inventory risk until the car is sold to a consumer. When we assist a customer with locating a vehicle they would like to purchase, we know the customer’s identity, and the customer determines which vehicle will be purchased. These sales are called “presold vehicles.”

Expansion of Operations

We plan to increase our sales through one of two methods. First, we will seek to identify and lease a larger location with outside display space. This would allow us to hold more cars in inventory, attracting more customers by having a greater selection of vehicles. We expect that this strategy would increase our sales significantly.

We have not identified, and may not be able to identify or lease a larger property in an ideal location for a used vehicle dealership. Also, we may determine that a larger lot is not the best growth strategy for us. In this case, we will then pursue our alternative growth plan, which consists of increasing sales of used vehicles through increased online advertisements and completion of our Company  website www.alpineab.com (currently under construction).

Sales and Distribution Strategy

Our goal is for our company to become a growing dealership in the used automobile marketplace in Salt Lake City, Utah. In order to achieve our goal, we intend to increase awareness of our products with potential customers. We intend to do this primarily by engaging in traditional online media advertising. We advertise our vehicles for sale on various internet websites from time to time, including www.ksl.com, www.autotrader.com, www.craigslist.com.

A value-conscious public could pull our products through the supply chain if they are properly educated regarding our products and the benefits of buying used as opposed to new vehicles. Local discount online classified advertising are affordable and effective marketing tools for reaching our target audience. We intend to use both regularly in order to promote and sell specific vehicles in our inventory. Our marketing efforts will be focused in the state of Utah, and specifically the Salt Lake City area.

Competition

We compete with a number of established dealerships who sell used vehicles in and around Salt Lake City, Utah. Some of these companies enjoy brand recognition and a inventory which greatly exceeds that of our brand name. We compete with several dealerships, which have significantly greater financial, distribution, advertising, and marketing resources than we do.

We compete primarily on the basis of quality, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Employees

We currently have one employee, our sole officer and director, Jason E. Wilkinson. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We send all our reconditioning to outside mechanics.

 Results of Operations for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, we generated gross revenues of $35,450. Total cost of sales was $35,380, resulting in gross profit of $70. Total operating expenses during the period were $6,321, and consisted, solely of general and administrative expenses of $6,321. Our net loss for the three months ended September 30, 2015 was therefore $6,251.

By comparison, during the three months ended September 30, 2014, we generated gross revenues of $99,700. Total cost of sales was $101,893, resulting in gross loss of $2,193. We experienced a gross loss because we sold one or more vehicles for less than cost. Total operating expenses were $10,167, and consisted of compensation  expenses of $6,500, general and administrative expenses of $3,667. We experienced interest income of $11. Our net loss for the three months ended September 30, 2014 was therefore $12,349.

The decrease in operating expenses in the third quarter of 2015 was mainly due to a decrease in compensation expense of $6,500, as our officer did not take any compensation in the three months ended September 30, 2015, partially offset by an increase of general and administrative expenses of $3,846.

Results of Operations for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, we generated gross revenues of $147,925. Total cost of sales was $149,655, resulting in gross loss of $1,730. Total operating expenses during the period were $29,523, and consisted solely of general and administrative expenses of $29,523. We experienced interest income of $2. Our net loss for the nine months ended September 30, 2015 was therefore $31,251.

By comparison, during the nine months ended September 30, 2014, we generated gross revenues of $453,324. Total cost of sales was $461,910, resulting in gross loss of $8,586. Total operating expenses were $24,302, and consisted of compensation expenses of $19,500, and general and administrative expenses of $4,802. We experienced interest income of $11. Our net loss for the nine months ended September 30, 2014 was therefore $32,877.

During the nine months ended September 30, 2015, our revenues and cost of sales declined due to fewer vehicles sold.  The increase in operating expenses in the first nine months of 2015 was mainly due to an increase in general and administration expense of $24,721, partially offset by a decrease of compensation expense of $19,500, as our officer did not take any compensation in the nine months ended September 30, 2015.  The increase in our general and administrative expenses was due to increased accounting and audit expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets in the amount of $99,175, consisting of cash in the amount of $10,193, and inventory in the amount of $88,982.  As of September 30, 2015, we had current liabilities in the amount of $48,217. These consisted of related party payable of $35,402, and sales tax payable of $12,815. Our working capital surplus as of September 30, 2015 was therefore $50,958.

We are currently seeking additional financing of $35,000 through our offering which should help us to modestly increase our operations.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $110,198 as of September 30, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jason E. Wilkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Since inception (May 12, 2011) we issued and sold the following unregistered securities:

On January 1, 2014, the Company issued 1,000,000 shares of its $0.001 par value common stock Pursuant to the share exchange Agreement with Alpine Auto Brokers, LLC, dated January 1, 2014. The offering and sale of the shares of common stock was not registered under the Securities Act of 1933 because the offering and sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 there under for transactions by an issuer not involving a public offering.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)      Exhibits:

Exhibit                                Description
Number
3.1*	Articles of Incorporation of Alpine Auto Brokers, Inc. filed on May 12, 2011
3.2*	Bylaws of the Alpine Auto Brokers, Inc.
10.1*	Share Exchange Agreement
10.2*	Subscription Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14	Filed Herein
of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14	Filed Herein
of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.	Filed Herein
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.	Filed Herein
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.SCH**	XBRL Taxonomy Extension Schema

* Incorporated by reference from our Form S-1 registration statement filed May 14, 2015
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Auto Brokers, Inc.

By: /s/ _Jason E. Wilkinson_________

Jason E. Wilkinson

President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

and Director.

November 23, 2015