Form 10-K
period 2015-12-31
Alpine Auto Brokers, Inc.
filed 2016-04-14
CIK 1642365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2015

Commission File Number: 333-201273

Alpine Auto Brokers, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	38-3970138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

749 South State Street Salt Lake City, UT 84111 (Address of principal executive offices) (Zip code)

(801)-455-8488 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                         Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0 based on the fact that there is no current market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 4,050,000 shares of common stock, $0.001 par value, outstanding as of April 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security  holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended.  The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements.  The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.                      BUSINESS

Business Development

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers primarily located in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010.  We now operate through our wholly-owned subsidiary Alpine Auto Brokers, LLC.  Our dealership and executive offices have been located at 749 South State Street, Salt Lake City, Utah 84111. We are presently looking for a new location.

We have focused on selling older model vehicles and a price range of $3,000 to $50,000. Most of the vehicles we sell are priced under $25,000. The majority of our customers have good credit  and get their financing from local banks and credit unions.

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

Avoiding Depreciation

When a new vehicle is driven off the dealership lot, its value will drop significantly in the early years of ownership. A new mainstream vehicle typically loses significant percent of its value in the first two years of ownership. Used vehicles have often already depreciated significantly and, lose additional value at a much slower rate.

Improving Reliability

The reliability and durability of vehicles has progressively increased over the years.

Affordable Options

Options such as sunroofs and navigation systems are fairly expensive when buying a new vehicle. This definitely applies when dealing with a manufacturer that packages many of them together. When buying used vehicles, a consumer gets more of these options for less money. The buyer may not be able to afford many options on a new vehicle, but they may be able to find a used vehicle with some of the features they are seeking.

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

Used Automobile Dealership Industry

The economic recession affected nearly every U.S. industry. New automobile dealerships in particular have confronted huge challenges and are striving to adapt and endure in this economy. Used automobile dealerships, however, have realized some major advantages over new automobile dealerships during the past recession. Consumers seeking more value for their money may be discouraged by the high rate of depreciation of new vehicles. Even though the economy has shown signs of improvement, many consumers may avoid buying big-ticket items such as new vehicles. Many consumers are now looking for more practical and less expensive transportation options, and are recognizing the benefits and cost-effectiveness of buying a used vehicle.

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

We are a used automobile dealership engaged in the business of purchasing used vehicles at auctions, from private parties, and from other dealers, and selling those vehicles to consumers in Salt Lake City, Utah. Our subsidiary started as a used automobile dealership, known as Alpine Auto Brokers, LLC, in 2010. We have remained in the same location on State Street in Salt Lake City since our inception. We are currently looking for a new location.

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

Marketing and Advertising Methods

From time to time we advertise on Autotrader.com, Ksl.com, and Craigslist.com.

Dependence on Major Customers or Suppliers

We are not dependent on any major customers or suppliers.

Patents, Trademarks and Licenses

We do not currently have any intellectual property, and we do not have plans to acquire any intellectual property.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

Our dealership and executive offices have been located at 749 South State Street, Salt Lake City, Utah 84111. We do not have a lease in place with the current landlord. We have been occupying the same location since December 2010. The property has been sold, and we are presently looking for a new location for the relocation of our dealership.

ITEM 3.                      LEGAL PROCEEDINGS

We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is presently no established trading market for our common stock.  Our initial public offering was successfully closed on January 29, 2016. We have applied to have our shares traded on the OTC-Markets, and we have been issued our trading symbol (ALTB), however, there is not a current bid or ask price.  We hope that our stock may trade as early as the second quarter of 2016.   There has been no active trading market in the Company’s common stock during the two years ended December 31, 2015.

We anticipate that, our common stock will be been considered a “penny stock” for purposes of federal securities laws, and therefore will be subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 (not including the net value of the person’s primary residence) or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Stockholders

As of April 7, 2016, there were approximately 36 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate that all earnings, if any, over the next 12 to 24 months will likely be retained for future use in operations or investments in business, although the Board of Directors may decide otherwise. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

Equity Compensation Plans

The Company has not approved any compensation plans under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2015 which were not registered under the Securities Act of 1933.

Effective January 1, 2014, a total of 1,000,000 pre-split  / 3,000,000 post-split shares of the Company’s common stock were issued to Jason E. Wilkinson, the Company’s president, in exchange for transferring to the Company, 100% of the membership interests of Alpine Auto Brokers, LLC. The shares were issued under Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The shares were appropriately restricted. No underwriters were involved in the transaction.  There have been no other sales of unregistered securities of the Company in the 3 year period ended December 31, 2015.

Use of Proceeds

The Company completed its initial public offering on January 29, 2016, pursuant to which the Company raised $35,000 in gross offering proceeds.  The Company has not spent the offering proceeds, and holds all $35, 000 in its operating account.

ITEM 6.                      SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information specified by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

Initial Public Offering

Our Form S-1 Registration Statement went effective on September 21, 2015.  It was an “all or nothing” offering for 350,000 pre-split of our common stock shares at $0.10 per pre-split share with a September 21, 2016 deadline to completely sell our offering. We sold our complete offering as of January 29, 2016.

Forward Stock-Split

Effective January 29, 2016 we forward split our issued and outstanding shares of common stock on a 3 for 1 basis.  This increased the number of shares of our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares.

Line of Credit

The Company received a $55,000 line of credit with Wells Fargo Bank on February 10, 2016. The line of credit may be used for purchasing dealership inventory. At this time the Company has not yet used the line of credit.

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2015, the Company had revenues in the amount of $171,627.  We had revenues during the year ended December 31, 2014 of $359,524.  The $187,897 decrease in revenues is due to fewer vehicle sales in the later period.

Cost of Sales

During the twelve month period ended December 31, 2015, the Company’s cost of sales was $165,936 or 96.7% of revenues.  The cost of sales  during the year ended December 31, 2014 was $371,136 or 103.2% of revenues.  The $199,509 decrease in cost of sales is due to the fact that we sold fewer vehicles in the later period.

Gross profit

During the twelve month period ended December 31, 2015, the Company’s gross profit was  $5,691.  The gross loss during the year ended December 31, 2014 was $11,612.  The improvement in gross profit in the later period is due to increased profit margins on vehicle sales and collection of documentation fees on vehicle sales.

Expenses

General and administrative expenses totaled $15,690 in the year ended December 31, 2015, an increase of $10,357 from $5,333 of general and administrative expenses incurred in the year ended December 31, 2014.  The increase in general and administrative expense is primarily attributable to the increase in expenses related to being a fully reporting company. The Company incurred and accrued compensation expense of $26,000 in the year ended December 31, 2015. The same compensation expense of  $26,000 was paid via a contribution to capital in the year ended December 31, 2014.

Our expenses in 2015 were primarily unpaid compensation accruing to our only Officer, and accounting costs incurred in connection with our public filings.

Interest Income

Interest income earned in the year ended December 31, 2015 was $0, a decrease of $14 from the $14 interest income earned in the year ended December 31, 2014.  The decrease in interest income is attributable to maintaining a lower cash balance in our saving and checking accounts during 2015.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $35,999, or ($.036) per share, in the year ended December 31, 2015, compared to a net loss of $42,931, or ($ .043) per share, incurred in the year ended December 31, 2014.  Our decrease in net loss in the later period is largely due to improved profit margins made from vehicles sales, as well as collection of documentation fees, partially offset by an increase  in  general and administrative expense in the later period.

Liquidity and Capital Resources

As of December 31, 2015 the Company had total assets of $113,016, consisting of cash of $31,976, and inventory of $81,040 as of December 31, 2015, the liabilities consist of related party payable of $44,002, customer deposits of $19,583, and sales tax payable of $3,220.

Net cash used in operating activities was $24,005 for the twelve month period ended December 31, 2015.  It primarily reflects the $35,999 net loss incurred for the year ended December 31, 2015, plus the $29,797 increase in inventory and $3,415 decrease in sales tax payable, offset by the $19,583 increase of customer deposits, and the $25,623 increase in related party  payable.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months based on the decision of the Company’s president to allow his salary to accrue during the next twelve (12) months.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully grow, in which case the Company would expect to increase the number of employees following.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2015 or during the year ended December 31, 2014.  The Company has no current plans for the purchase or sale of any equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2015, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

We have experienced recurring losses from operations and we had negative retained earnings of $114,945 as of December 31, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.
.
ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2015 and 2014, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________
(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alpine Auto Brokers, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Alpine Auto Brokers, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpine Auto Brokers, Inc. as of December 31, 2015 and 2014 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
April 13, 2016

ALPINE AUTO BROKERS, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2015	2014

CURRENT ASSETS

Cash	$31,976	$55,981
Inventory	81,040	51,243

Total Current Assets	113,016	107,224

TOTAL ASSETS	$113,016	$107,224

LIABILITIES AND STOCKHOLDER’S EQUITY

Related-party payable	$44,002	$18,379
Customer deposits	19,583	-
Sales tax payable	3,220	6,635

Total Current Liabilities	66,805	25,014

Preferred stock, .001 par value, 100,000,000
shares authorized, no shares issued
and outstanding	-	-
Common stock, .001 par value, 100,000,000
shares authorized, 1,000,000 shares issued
and outstanding	1,000	1,000
Additional paid-in capital	160,156	160,156
Retained earnings	$(114,945)	$(78,946)

Total Stockholder's Equity	46,211	82,210

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$113,016	$107,224

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AUTO BROKERS, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

REVENUES	$171,627	$359,524

COST OF SALES	165,936	371,136

GROSS PROFIT (LOSS)	5,691	(11,612)

EXPENSES

Compensation expense	26,000	26,000
General and administrative	15,690	5,333

Total Expenses	41,690	31,333

LOSS FROM OPERATIONS	(35,999)	(42,945)

OTHER INCOME

Interest income	-	14

Total Other Income	-	14

NET LOSS	$(35,999)	$(42,931)
LOSS PER SHARE	$(.04)	$(.04)
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AUTO BROKERS, INC.
Consolidated Statements of Shareholder’s Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Member's	Retained	Owner’s
	Shares	Amount	Capital	Capital	Earnings	Equity

Balance, January 1, 2014	-	$-	$-	$133,956	$(36,015)	$97,941

Reverse recapitalization (Acquisition
of Alpine Auto, LLC)	1,000,000	1,000	132,956	(133,956)	-	-

Contributions to capital	-	-	27,200	-	-	27,200

Net loss for the year ended
December 31, 2014	-	-	-	-	(42,931)	(42,931)

Balance, December 31, 2014	1,000,000	1,000	160,156	-	(78,946)	82,210

Net loss for year ended
December 31, 2015	-	-	-	-	(35,999)	(35,999)

Balance, December 31, 2015	1,000,000	$1,000	$160,156	$-	$(114,945)	$46,211

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AUTO BROKERS, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(35,999)	$(42,931)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed services by members	-	27,200
Changes in operating assets and liabilities
Inventory	(29,797)	22,216
Customer deposits	19,583	-
Related-party payable	25,623	15,072
Sales tax payable	(3,415)	4,264

Net Cash Produced (Used) by Operating
Activities	(24,005)	25,821

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in note payable-related party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(24,005)	25,821

CASH AT BEGINNING OF PERIOD	55,981	30,160

CASH AT END OF PERIOD	$31,976	$55,981

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-
Contributed services by shareholders	$-	$27,200
Issuance of shares for reverse recapitalization	$-	$97,941

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AUTO BROKERS, INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND HISTORY

Alpine Auto Brokers, Inc. was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010.  The Company sells automobiles and also provides dealer services, for a fee.

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010.  We now operate through our wholly-owned subsidiary Alpine Auto Brokers, LLC.  Our dealership and executive offices are located at 749 South State Street, Salt Lake City, Utah 84111.

The acquisition was accounted for as a reverse recapitalization in which the operating entity’s historical financial statements become those of the “accounting acquirer” in which historical operating results are presented from inception.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Inventory
The Company’s inventory consists of various makes and models of used automobiles. The automobiles are purchased primarily from various auction outlets. The automobiles are recorded and valued at cost. Cost includes the initial purchase price of the vehicle and any costs incurred to ship, recondition or repair the vehicle prior to sale. Management performs periodic reviews of its inventory for possible impairment. The Company values its inventory using the specific identification method.

Revenue Recognition
The Company’s sales revenue is derived from the sale of automobiles.  The Company records revenue at the time the sales documents are executed and full payment is reasonably assured.

Occasionally, cars held in inventory are sold for cash to automobile wholesalers when it is determined that they are not likely to be purchased by our retail customers within a reasonable  time frame.  Management periodically reviews inventory for obsolescence.  As of December 31, 2015, the Company has recognized $-0- in obsolescence expense.

Cost of Sales
The Company’s cost of sales consists of three components:  (1) the original purchase price of the vehicle; (2) taxes, license and other fees associated with purchasing the vehicle, (3) expenses incurred to ship, repair, recondition, and inspect the vehicles prior to placing the vehicle for sale on the lot.

General and Administrative Expenses
The Company’s general and administrative expenses consist of all other expenses incurred in normal operations of the business and include insurance, telephone and internet, office supplies and utilities. All expenses that exceed 10% of total expenses are segregated into a separate line on the Company’s statements of operation. All other expenses incurred that individually fall below the 10% threshold are included in general and administrative expense.

Shareholders’ Equity

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, 1,000,000 shares were outstanding as of the date of this prospectus. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights, but are entitled to one vote for each shares of common stock they hold. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and the prior payment to the preferred stockholders if any. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Consolidation

The accounts of the Company include those of Alpine Auto Brokers Inc, and its subsidiary, Alpine Auto Brokers, LLC. All intercompany accounts have been eliminated in consolidation.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company the Company has an accumulated deficit of $114,945 as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilizes a related-party due to/from account for reimbursing automobile purchases and sales.  The Company’s sole owner and officer provides inventory and office space to the Company on a month-to-month basis.  Amounts accrued to the officer for rent have been included in related party payables.  The Company also accrues compensation to the same officer at $26,000 per year, which is also included in related party payables at December 31, 2015.  The liability accrues no interest and is due on demand.  The payable had balance of $44,002 and $18,379 on December 31, 2015 and 2014, respectively.

NOTE 5 – INCOME TAXES

Prior to 2014, the Company was a Limited Liability Company (LLC). Accordingly its taxable income or loss was “passed-through” to its member, and no taxable income or loss attributed to the Company. Pursuant to the reverse recapitalization (see note 1), the Company’s operations were conducted through the corporation, subject to its own income taxes.  Accordingly, in 2015 and 2014, the Company incurred $43,000 and $10,000 in net operating losses, respectively which will expire in 2035. Due to the uncertainty of their realization, the Company has provided a full valuation allowance against the deffered tax asset resulting from the NOL.

The Company’s provision for income taxes was $0 and $0 for the years ended December 31, 2015 and 2014 respectively. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% (34% federal and 5% state) to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Income tax (benefit) computed at statutory rates	$(12,239)	$(16,743)
State income taxes	(1,800)	-
Surtax exemption – effect of graduated rates	-	8,160
Increase in valuation allowance	14,039	8,583
Provision for income taxes	$-	$-

The Company’s significant components of deferred tax assets (pre-tax effected) consist of the net operating losses of $53,000 and non-deductible related party compensation accruals of $26,000, resulting in a deferred tax asset of $30,800, which has been completely offset by a valuation in allowance due to the uncertainty of their realization.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements. The Company’s income tax returns for 2013, 2014 and 2015 are subject to examination by taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

Line of Credit

The Company received a $55,000 line of credit with Wells Fargo Bank on February 10, 2016. The line of credit may be used for purchasing dealership inventory. At this time the Company has not yet used the line of credit.

Offering of Shares and Forward Stock-Split

On January 29, 2016, 350,000 shares were sold for $35,000. Effective February 9, 2016 we forward split our issued and outstanding shares of common stock on a 3 for 1 basis.  This increased the number of shares our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

The Company’s only director acts as the Company’s chief executive officer and chief financial officer.  He is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Jason E. Wilkinson, acting as our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.  There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

During the quarter ended December 31, 2015, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2015:

Name                                                       Age                                Position

Jason E. Wilkinson                                 35                                President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

Jason E. Wilkinson is currently the President, Secretary, Treasurer, and sole Director of Alpine Auto Brokers, Inc. Mr. Wilkinson attended the University of Utah and graduated with an undergraduate degree in economics in May 2006. He later attended law school at Thomas Jefferson School of Law and graduated with a juris doctorate in May of 2011. Mr. Wilkinson has devoted a portion of his time to Alpine Auto Brokers since it’s inception in 2011. From May, 2011 to present, Mr. Wilkinson has worked as law clerk and associate attorney at Anderson Call & Wilkinson., a law firm.

Significant employees

As of the date of this prospectus we have one officer who also serves as our sole director, our sole employee and who we anticipate will devote 20 to 30 hours a week to the company going forward. Additionally, even with the sale of securities offered hereby, we will not have the financial resources needed to hire additional employees or meaningfully expand our business. It is possible we will sustain operating losses for at least the next 12 months. Investors should realize that we may  be required to raise additional capital to cover the costs associated with our plan of operation. The Company has no present employees who are expected to make a significant contribution to the Company’s business.  It is expected that the current members of management will be the only individuals whose activities will be material to the Company’s operations.  Members of management are the only persons who may be deemed to be promoters of the Company.

Family relationships

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage.

None of the officers or directors of the Company serves as a director of any other companies that files periodic reports with U.S. Securities and Exchange Commission.

Involvement in certain legal proceedings

During the past ten years, no present director, person nominated to become a director, or executive officer of the Company:

(1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or is named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Commission, or an associated person of any of the foregoing, or as an investment adviser,  underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order or disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) was the subject of, or a party to, any sanction nor order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act  (15U.S.C. §78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. §1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

Code of Ethics

We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  We plan to adopt a code of ethics in the next 3 months.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee.  Mr. Wilkinson, our sole director, is not a financial expert.  Mr. Wilkinson is not independent since he is an officer of the Company and he holds a beneficial ownership in the Company’s stock.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors.  Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.  The Company presently has no procedure by which a shareholder may recommend nominees to serve on the Company’s Board of Directors.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2014 and 2015 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

                                               All Other
Name and                 Fiscal                Compensation
Principal Positions      Year   Salary   Bonus                                                                           (1)                         Total
------------------------ ------ -------- ----- -------------   ------
Jason E. Wilkinson       2015  $-26,000- $-0-    $-0-           $-0-
CEO, CFO & Director      2014  $-26,000- $-0-    $-0-           $-0-
(1)	During the years ended December 31, 2014, and December 31, 2015 our sole officer and director earned compensation totaling $52,000, of which the total $26,000 was accrued.

Columns have been omitted from the Summary Compensation Table above for stock awards, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Bonuses and Deferred Compensation

None.

Other Director Compensation

None.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any director or executive officer to resign at the request of another person.  None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company presently has no employment agreements with any of its executive officers.

Compensation pursuant to plans; pension table

There are no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights which have been granted to any of our officers or directors.  None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.  We have no non-equity incentive plan awards or any equity incentive plan awards that have been granted to any of our officers or directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock option plans in the future.  Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.  Jason E. Wilkinson is the only member of the Board of Directors.  He is also an officer of the Company.

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.  Jason E. Wilkinson is the only member of the Board of Directors.  He is also an officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of April 8, 2016, and the percentages are based on shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.
Amount and Nature of	Percent
Name and Address of Beneficial Owner Beneficial Ownership	of Class

Jason E. Wilkinson	3,000,000 (1)	74.07%
6988 S. Canyon Creek Circle
Salt Lake City, UT 84121

 (1) Post-split share amount

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of April 8, 2016, and the percentages are based on 4,050,000 shares issued and outstanding as of that date.  These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

                                                                 Amount and Nature of            Percent
Name and Address of Beneficial Owner                                                                           Beneficial Ownership              of Class

Jason E. Wilkinson	3,000,000 (1)	74.07%
6988 S. Canyon Creek Circle
Salt Lake City, UT 84121

(1) Post-split share amount

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met,.  Under the February 2008 amendments to Rule 144, shares issued while a company was a shell company must be held for a minimum of one year after the company is no longer a shell company and has filed certain Form 10 Information with the U.S. Securities and Exchange Commission, before they are eligible for sale under Rule 144. The Company has not been a shell company at any time since January 1, 2014 when it acquired our operating subsidiary.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There presently are no securities authorized for issuance under any equity compensation plans.  There are no outstanding options, warrants or rights to acquire securities of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest other then the following:

(1) Effective January 1, 2014, a total of 1,000,000 pre-split  / 3,000,000 post-split shares of the Company’s common stock were issued to Jason E. Wilkinson, the Company’s president, in exchange for transferring to the Company, 100% of the membership interests of Alpine Auto Brokers, LLC.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest.  Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities.  Furthermore, Jason E. Wilkinson, our sole director, is an officer, director.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or is in a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Independence of Directors

The Company currently does not have, and is not required to have, a majority of independent directors.  Should the company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange.  Our present director is not independent because he currently serves as an officer and has an indirect stock ownership in the Company.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

       Fee Category               Fiscal 2015 Fees   Fiscal 2014 Fees

      Audit Fees                            $6,450            $3,000
      Audit Related Fees                      --                                                                                --
      Tax Fees                                      --                                                                                --
      All Other Fees                             --                                                                                --
                                                    ---------               -------
      Total Fees                             $6,450                                                                           $3,000

Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and for the review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountant in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our sole director serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements:

Index to Financial Statements

Alpine Auto Brokers, Inc.
Report of Independent Registered Public Accounting Firm                                                                                                                                          18
Balance Sheets                                                                                                                                          19
Statements of Operations                                                                                                                                20
Statements of Stockholders’ Equity (Deficit)                                                                                                                                          21
Statements of Cash Flows                                                                                                                                22
Notes to Financial Statements                                                                                                                                          23

2.           Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.           Exhibits:

The following Exhibits are filed as part of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine Auto Brokers, Inc.

Date: April 14, 2016                                                                      By /s/Jason E. Wilkinson
Jason E. Wilkinson
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

   Signature                                                                Title                                 Date

/s/Jason E. Wilkinson                                    Director                                  April 14, 2016
Jason E. Wilkinson