Form 10-Q
period 2016-03-31
Alpine Auto Brokers, Inc.
filed 2016-05-20
CIK 1642365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission File Number 333-201273
Alpine Auto Brokers, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	38-3970138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

749 South State Street Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

(801) 455-8488
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2016
Common Stock, $0.001 par value	4,050,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

            The accompanying consolidated balance sheets of Alpine Auto Brokers, Inc. at March 31, 2016 and December 31, 2015, and the related consolidated statements of operations for the three month periods ended March 31, 2016 and 2015 and the related consolidated statements of cash flows for the three month periods ended March 31, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.

Alpine Auto Brokers, Inc.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS
Cash	$64,821	$31,976
Inventory	59,640	81,040
Total Current Assets	124,461	113,016
TOTAL ASSETS	$124,461	$113,016

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Sales tax payable	$925	$3,220
Customer Deposits	3,083	19,583
Accounts payable - related parties	50,802	44,002
Total Current Liabilities	54,810	66,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized, 4,050,000 and 3,000,000 shares issued and outstanding, respectively	4,050	3,000
Additional paid-in capital	192,106	158,156
Accumulated deficit	(126,505)	(114,945)
Total Stockholders' Equity	69,651	46,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,461	$113,016

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

REVENUES	41,882	36,976

COST OF SALES	42,321	35,870

GROSS PROFIT (LOSS)	(439)	1,106

OPERATING EXPENSES

Compensation expense	6,500	6,500
General and administrative	4,621	2,604

Total Operating Expenses	11,121	9,104

INCOME (LOSS) FROM OPERATIONS	(11,560)	(9,104)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(11,560)	$(7,998)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,700,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements

Alpine Auto Brokers, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,560)	$(7,998)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Customer deposits	(16,500)	—
Inventory	21,400	(24,500)
Sales tax payable	(2,295)	1,717

Net Cash Used in Operating Activities	(8,955)	(30,781)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	35,000	—
Change in related party payable	6,800	8,033

Net Cash Provided by Financing Activities	41,800	8,033

NET INCREASE (DECREASE) IN CASH	32,845	(22,748)

CASH AT BEGINNING OF PERIOD	31,976	55,981

CASH AT END OF PERIOD	$64,821	$33,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$—	$—
Cancellation of common stock	$—	$—
Issuance of series A preferred stock for settlement of accounts payable related parties	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ALPINE AUTO BROKERS, INC.
Notes to the Unaudited Consolidated Financial Statements
March 31, 2016

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

The acquisition was accounted for as a reverse recapitalization in which the operating entity's historical financial statements become those of the "accounting acquirer" in which historical operating results are presented from inception.

The unaudited condensed consolidated financial statements include herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016.  The results of operations for the three months ended March 31, 201, are not necessarily indicative  of the results to be expected for the full year.

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

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Inventory
The Company's inventory consists of various makes and models of used automobiles. The automobiles are purchased primarily from various auction outlets. The automobiles are recorded and valued at cost. Cost includes the initial purchase price of the vehicle and any costs incurred to ship, recondition or repair the vehicle prior to sale. Management performs periodic reviews of its inventory for possible impairment. The Company values its inventory using the specific identification method.

Revenue Recognition
The Company's sales revenue is derived from the sale of automobiles.  The Company records revenue at the time the sales documents are executed and full payment is reasonably assured.

ALPINE AUTO BROKERS, INC.
Notes to the Unaudited Consolidated Financial Statements
March 31, 2016
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Occasionally, cars held in inventory are sold for cash to automobile wholesalers when it is determined that they are not likely to be purchased by our retail customers within a reasonable time frame.  Management periodically reviews inventory for obsolescence.  As of March 31, 2016, the Company has recognized $-0- in obsolescence expense.

Cost of Sales
The Company's cost of sales consists of three components: (1) the original purchase price of the vehicle; (2) taxes, licenses and other fees associated with purchasing the vehicle, (3) expenses incurred to ship, repair, recondition, and inspect the vehicles prior to placing the vehicle for sale on the lot.

General and Administrative Expenses
The Company's general and administrative expenses consist of all other expenses incurred in normal operations of the business and include insurance, telephone and internet, office supplies and utilities. All expenses that exceed 10% of total expenses are segregated into a separate line on the Company's statements of operation. All other expenses incurred that individually fall below the 10% threshold are included in general and administrative expense.

Shareholders' Equity

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, 4,050,000 shares were outstanding as of the March 31, 2016. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights, but are entitled to one vote for each shares of common stock they hold. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and the prior payment to the preferred stockholders if any. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

ALPINE AUTO BROKERS, INC.
Notes to the Unaudited Consolidated Financial Statements
March 31, 2016

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Offering of Shares and Forward Stock-Split

On January 29, 2016, 350,000 shares were sold for $35,000. Effective February 9, 2016, we forward split our issued and outstanding shares of common stock on a 3 for 1 basis.  This increased the number of shares our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has an accumulated deficit of $126,505 as of March 31, 2016 which raises substantial doubt about its ability to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilizes a related-party due to/from account for reimbursing automobile purchases and sales.  The Company's sole owner and officer provides inventory and office space to the Company on a month-to-month basis.  Amounts accrued to the officer for rent have been included in related party payables.  The Company also accrues compensation to the same officer at $26,000 per year, which is also included in related party payables at March 31, 2016. The liability accrues no interest and is due on demand. The payable had balance of $50,802 and $44,002 on March 31, 2016 and December 31, 2015, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report was issued and determined that there are no material subsequent events to report.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements." These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Presold Vehicles

Along with selling a retail inventory of vehicles to unknown customers, we also act as a buying agent to assist in locating a vehicle that a known customer would like to purchase from the Manheim networks of automobile auctions. We agree with the customer in advance of the acquisition of the vehicle concerning the amount of mark up of the resale price that will be charged to the customer. When we act as a buying agent for the customer, we have a general inventory risk until the car is sold to a consumer. When we assist a customer with locating a vehicle they would like to purchase, we know the customer's identity, and the customer determines which vehicle will be purchased. These sales are called "presold vehicles."

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

Initial Public Offering

Our Form S-1 Registration Statement went effective on September 21, 2015.  It was an "all or nothing" offering for 350,000 pre-split shares of our common stock at $0.10 per pre-split share with a September 21, 2016 deadline to completely sell our offering. We sold our complete offering as of January 29, 2016.

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

Results of Operations for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, we generated gross revenues of $41,882 Total cost of sales was $42,321, resulting in a gross loss of $439, Total operating expenses during the period were $11,121, and consisted  of general and administrative expenses of $4,621, and unpaid compensation expense of $6,500. Our net loss for the three months ended March 31, 2016 was therefore $11,560.

By comparison, during the three months ended March 31, 2015, we generated gross revenues of $36,976. Total cost of sales was $35,870, resulting in gross profit of $1,106. Total operating expenses were $9,104, and consisted of compensation expenses of $6,500, and general and administrative expenses of $2,604. Our net loss for the three months ended March 31, 2015 was therefore $7,998.

The increases in revenues $4,906 and cost of sales $6,451 were due to the sale of more vehicles in the later period. The increase in operating expenses in the first quarter of 2016 was mainly due to an increase in general and administrative expenses of $2,017 This increase was due to increased expenses in the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets in the amount of $124,461, consisting of cash in the amount of $64,821, and inventory in the amount of $59,640.  As of March 31, 2016, we had current liabilities in the amount of $54,810. These consisted of accounts payable-related party of $50,802, sales tax payable of $925, and customer deposits of $3,083. Our working capital surplus as of March 31, 2016 was therefore $69,151.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $126,505 as of March 31, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and be profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

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

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jason E. Wilkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the past three fiscal years, we issued and sold the following unregistered securities:

On January 1, 2014, the Company issued 1,000,000 pre-split shares (3,000,000 post-split shares) of its $0.001 par value common stock Pursuant to the share exchange Agreement with Alpine Auto Brokers, LLC, dated January 1, 2014. The offering and sale of the shares of common stock was not registered under the Securities Act of 1933 because the offering and sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 there under for transactions by an issuer not involving a public offering.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)    Exhibits:

Exhibit Number	Description

3.1*	Articles of Incorporation of Alpine Auto Brokers, Inc. filed on May 12, 2011
3.2*	Bylaws of the Alpine Auto Brokers, Inc.
10.1*	Share Exchange Agreement
10.2*	Subscription Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herein
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herein
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herein
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herein
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.SCH**	XBRL Taxonomy Extension Schema

* Incorporated by reference from our Form S-1 registration statement filed May 14, 2015
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Auto Brokers, Inc.

By:	/s/ Jason E. Wilkinson
Jason E. Wilkinson
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.
May 18, 2016