Form 10-Q
period 2016-06-30
Alpine Auto Brokers, Inc.
filed 2016-08-19
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to ____________

Commission File Number 333-204161

Alpine Auto Brokers, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	38-3970138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11/F Johnson Industrial Mansion

340 Kwun Tong Road

Kowloon

Hong Kong
(Address of principal executive offices)

852 21807022
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2016
Common Stock, $0.001 par value	4,050,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Alpine Auto Brokers, Inc. at June 30, 2016 and December 31, 2015, and the related consolidated statements of operations for the six month periods ended June 30, 2016 and 2015 and the related consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.

Alpine Auto Brokers, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$-	$31,976
Inventory	-	81,040
Total Current Assets	-	113,016

TOTAL ASSETS	$-	$113,016

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Sales tax payable	$-	$3,220
Customer deposits	-	19,583
Accounts payable - related parties	-	44,002
Total Current Liabilities	$-	$66,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 4,050,000 and 3,000,000 shares issued and outstanding, respectively	4,050	3,000
Additional paid-in capital	192,106	158,156
Accumulated deficit	(196,156)	(114,945)
Total Stockholders' Equity	-	46,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$113,016

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES	-	-

INCOME (LOSS) FROM CONTINUING OPERATION	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATION	(69,451)	(17,001)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(69,451)	$(17,001)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,050,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES	-	-

INCOME (LOSS) FROM CONTINUING OPERATION	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(81,211)	(24,999)

INCOME TAX EXPENSE	-	-

NET PROFIT (LOSS)	$(81,211)	$(24,999)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,875,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Alpine Auto Brokers, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from discontinued operations	$(81,211)	$(24,999)
Adjustments to reconcile net (loss) to net cash used in operating activities from discontinued operators:
Changes in discontinued operating assets and liabilities:
Customer deposits	(19,583)	-
Inventory	81,040	(14,399)
Related party payable	(44,002)	12,023
Sales tax payable	(3,220)	4,560

Net Cash Used in discontinued operations Operating Activities	(66,976)	(22,815)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	35,000	-

Net Cash Provided by Financing Activities	35,000	-

NET DECREASE IN CASH	(31,976)	(22,815)

CASH AT BEGINNING OF PERIOD	31,976	55,981

CASH AT END OF PERIOD	$-	$33,166

The accompanying notes are an integral part of these unaudited financial statements.

ALPINE AUTO BROKERS, INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

NOTE 1 - ORGANIZATION AND HISTORY

Alpine Auto Brokers, Inc. was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010. The Company sells automobiles and also provides dealer services, for a fee.

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010. We have been operating through our wholly-owned subsidiary Alpine Auto Brokers, LLC. Our dealership and executive offices were located at 749 South State Street, Salt Lake City, Utah 84111. The acquisition was accounted for as a reverse recapitalization in which the operating entity's historical financial statements become those of the "accounting acquirer" in which historical operating results are presented from inception. On June 1, 2016, we discontinued these operations and disposed of our subsidiary.

The unaudited condensed consolidated financial statements include herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

Inventory

The Company's inventory consisted of various makes and models of used automobiles. The automobiles are purchased primarily from various auction outlets. The automobiles are recorded and valued at cost. Cost includes the initial purchase price of the vehicle and any costs incurred to ship, recondition or repair the vehicle prior to sale. Management performs periodic reviews of its inventory for possible impairment. The Company values its inventory using the specific identification method.

Revenue Recognition

The Company's sales revenue is derived from the sale of automobiles. The Company records revenue at the time the sales documents are executed and full payment is reasonably assured.

ALPINE AUTO BROKERS, INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Occasionally, cars held in inventory are sold for cash to automobile wholesalers when it is determined that they are not likely to be purchased by our retail customers within a reasonable time frame. Management periodically reviews inventory for obsolescence. As of June 30, 2016, the Company has recognized $0- in obsolescence expense.

Cost of Sales

The Company's cost of sales consisted of three components: (1) the original purchase price of the vehicle; (2) taxes, licenses and other fees associated with purchasing the vehicle, (3) expenses incurred to ship, repair, recondition, and inspect the vehicles prior to placing the vehicle for sale on the lot.

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

Shareholders' Equity

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, 4,050,000 shares were outstanding as of the June 30, 2016. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights, but are entitled to one vote for each shares of common stock they hold. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and the prior payment to the preferred stockholders if any. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

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

June 30, 2016

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The accounts of the Company include those of Alpine Auto Brokers Inc, and its subsidiary, Alpine Auto Brokers, LLC up to 1 June 2016. All intercompany accounts have been eliminated in consolidation. Alpine Auto Brokers, LLC is no longer the subsidiary of Alpine Auto Brokers Inc, after 1 June 2016. The result also included the unconsolidated figures after this date to June 30, 2016.

Line of Credit

The Company’s former subsidiary received a $55,000 line of credit with Wells Fargo Bank on February 10, 2016. The line of credit may be used for purchasing dealership inventory. The Company’s former subsidiary had not yet used the line of credit prior to disposal.

Offering of Shares and Forward Stock-Split

On January 29, 2016, 350,000 shares were sold for $35,000. Effective February 9, 2016, we forward split our issued and outstanding shares of common stock on a 3 for 1 basis. This increased the number of shares our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares.

Change of control

On June 6, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 3,000,000 shares of common stock (the “Shares”), were transferred from Jason Wilkinson to Tsz Ting Ip, and a change of control of Alpine Auto Brokers, Inc. (the “Company”) occurred. The subsidiary, Alpine Auto Brokers LLC, being the only business unit of ALTB, was disposed of during the second quarter of the year 2016 by ALTB. The assets and liabilities of Alpine Auto Brokers LLC, are not included in the consolidated balance sheet of ALTB as at June 30, 2016.

Discontinued operation

During the second quarter of the year 2016, the Company disposed of its only subsidiary, Alpine Auto Brokers LLC, which had been the only business unit of ALTB. The financial information reported consists of the consolidated results for the period ended June 1, 2016 and unconsolidated results thereafter during the first six months of the year of 2016.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $196,156 as of June 30, 2016 which raises substantial doubt about its ability to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Prior to disposal of its subsidiary, the Company utilized a related-party due to/from account for reimbursing automobile purchases and sales. The Company's sole owner and officer provided inventory and office space to the Company on a month-to-month basis. Amounts accrued to the officer for rent have been included in related party payables. The Company also accrued compensation to the same officer at $26,000 per year. The liability accrued no interest and was due on demand.

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

Company Overview and Plan of Operation

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010. Alpine Auto Brokers, LLC commenced operations of selling vehicles in approximately March 2011. We then operate through a wholly-owned subsidiary, Alpine Auto Brokers, LLC. Our dealership and executive offices were located at 749 South State Street, Salt Lake City, Utah 84111. Our offices are now located at 11/F Johnson Industrial Mansion, 340 Kwun Tong Road, Kowloon, Hong Kong. On June 6, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 3,000,000 shares of common stock (the “Shares”), were transferred from Jason Wilkinson to Tsz Ting Ip, and a change of control of Alpine Auto Brokers, Inc. (the “Company”) occurred. Upon the change of control of the Company, the then existing director and officer resigned immediately. Accordingly, Jason Wilkinson, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Tsz Ting Ip assumed the role of director and President, Chief Financial Officer, Secretary, and Treasurer of the Company.

We were focused on selling older model vehicles with a price range of $3,000 to $50,000. Most of the vehicles we sell are priced under $25,000. The majority of our prior customers had good credit and get their financing from local banks and credit unions. On June 1, 2016, the Company discontinued these operations. The Company is currently negotiating with Matthew Pau, a minority shareholder and non-affiliate of the Company, to purchase all of the issued and outstanding equity of BKG International Limited (Formerly known as Getabed Company Limited) ("BKGI").

BKGI was incorporated in Hong Kong on May 16, 2013, by Matthew Pau and four business partners, for the development of a new hostel business in Hong Kong. However, as it failed to obtain a valid hostel license, it ceased business in January 2015. The company had been dormant for about a year. The company changed its name to BKG International Limited on February 29, 2016 and Matthew Pau became the sole owner on July 28, 2016.

Through its Hong Kong incorporated wholly owned subsidiary, Max Treasure Holdings Limited, BKGI is setting up a retail shop selling skincare and cosmetic products in Hong Kong with the intention of building it up to be chain of shops targeted at the local consumers, as well as visitors from Mainland China. The shop is positioned in the middle to upper end of the market with products sourced from uprising brands in Korea, Japan and Switzerland.

BKGI is in the process of setting up a wholly foreign owned enterprise in China for the development of an online business selling imported consumer goods, including milk powder, organic honey and meat, to satisfy the fast growing demands for safe and healthy food. Sales channels will include the company’s own website as well as its own shop on WeChat. Promotion and marketing will be primarily through social media. Currently, it has engaged a sales agent to sell and promote its products through her account on WeChat.

Market Analysis and Distribution

BKGI is setting up a retail shop selling skincare and cosmetic products in Hong Kong with the intention of building it up to be chain of shops targeted at the local consumers, as well as visitors from Mainland China. The shop is positioned in the middle to upper end of the market with products sourced from uprising brands in Korea, Japan and Switzerland.

Competition

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our retail shop will face, competition for consumer recognition and from popular chain stores that have achieved significant brand name recognition and consumer loyalty. They include Mannings, Watsons, Joyce Beauty, and the online shops such as HKTVMALL.COM and hereweseoul.com, each of which have launched and are promoting a variety of skincare and makeup brands. These companies have significantly greater resources than we have and enjoy a longer history in Hong Kong. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors’ products may achieve higher visibility and recognition than our products.

In order to succeed, we must continue to take market share from our competitors across our retail channels. We compete with chain stores primarily in retail channel in locating our shop in prime commercial area. We will launch mainly Swiss and Korean natural skin care products with high popularity with the young target customer. Owing to the highly competitive market in skin care products in Hong Kong, competitive and discount pricing will be offered to attract customers and boost sales volume in our initiate stage of operation. We will keep signing up more supplier agreement with distributors in order to introduce more brands and products into our shop in order to increase variety of products which will be expected to attract re-visited customers.

E-commerce is an extremely competitive industry in China. Our competitors, including JD.COM, TMALL.COM, AMAZON.COM, VIP.COM and many other corporate and individual operators from small to medium scale, provide a large variety of products online both imported and locally made. Among all these competitors, there is a lack of professional skincare products platform. As the demand for professional skincare products in China is very high, we think that our online shop with a focus on professional skincare products will attract a lot of attention of the customers and will then share a prominent portion of such market. In order to compete, our online shop will be operating on zero inventory base strategy which eliminates carrying costs and obsolete inventory costs. Owing to the thin profit margin, we maintain a very slim operating team in order to reduce fixed operating costs. We make use of external logistic service provider for delivery of goods which results in less fixed costs as well. After all, we are trying to build up high sales volume with thin profit margin, to increase the number of online visitors and try to keep a very low fixed costs in order to facilitate a flexible operation under such fierce competition.

We are also trying to compete with a more personal approach of advertising and promotion strategy via the social circle function in the most popular social networking cell phone application in China, Wechat. Products and discounts will be given to the registered users to our online shop who have referred certain number of new registered users and accumulated certain amount of purchases in our shop. Where these strategies are not widely used by other competitors.

Sales, Marketing and Distribution Strategy

Our main marketing channels for skincare products in Hong Kong will be through advertising in social media, such as Facebook, Instagram, Wechat and Weibo, and launching promotional activities by making interviews with celebrities and beauty products models. The sale of skincare products through our physical store in prime shopping area.

As the sales of our products will be made via our eshop via cell phone or PC, the marketing channel of our e-commerce business will be mainly through social networking events in China. Wechat, the most widely used social networking application in China, will be used to promote our e-shop with its associated functionalities, such as the “social circle” to different users in China. Discount pricing, gifts and many other interactive activities will be used to attract attention and browsing on our e-shop. Direct shipment will be made from our supplier to our customer for any products they purchase in our e-shop via local logistic companies.

Being a new entrant to this e-commerce industry, we are expected to put large amount of resources in advertising and promotion in order to get customers’ attention and build up online users baseby making use of discount and aggressive pricing. Accordingly, we will expect a low margin and profitability in the development stage.

Products

And the products of online shop mainly include face, eye, body, hair care products, baby care products, health and beauty food, and baby milk powder from Switzerland, Australia, New Zealand, France and Korea.

The Company’s skincare and cosmetic products are products sourced from uprising brands in Koreaand Switzerland. The Company’s retail shops will sell skincare and cosmetic products in Hong Kong with the intention of building it up to be chain of shops targeted at the local as well as Mainland Chinese consumers.

The Company’s online shop will import consumer goods, including milk powder, organic honey,health and beauty food, hair care products and baby care products to satisfy the fast growing demands for safe and healthy food of Chinese consumers which will be undertaken by the company’s own website as well as its own shop on WeChat.

Products

BKGI’s cosmetics include lipstick, mascara, eyeshadow, foundation, rouge, skin cleansers and skin lotions, shampoo, and hairstyling products.

Production and Delivery

The Company’s skincare and cosmetics products are products sourced from uprising brands in Korea, Japan and Switzerland. The Company’s retail shops will sell skincare and cosmetic products in Hong Kong with the intention of building it up to be chain of shops targeted at the local as well as Mainland Chinese consumers.

The Company’s distribution of imported consumer goods, including milk powder, organic honey and meat, to satisfy the fast growing demands for safe and healthy food will be undertaken the company’s own website as well as its own shop on WeChat. Promotion and marketing will be primarily through social media.

We compete primarily on the basis of quality, and price. We believe that BKGI’s success will depend upon its ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Employees

We currently have two employees, Tsz Ting, Ip and Chung Lai Lok.

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

Results of Operations for the six months ended June 30, 2016 and 2015

During the six months ended June 30, 2016, we generated gross revenues of $73,875. Total cost of sales was $74,114, resulting in a gross loss of $239, Total operating expenses during the period were $80,972, and consisted of general and administrative expenses of $4,621, and unpaid compensation expense of $6,500 and a loss on disposal of subsidiary of $69,851. Our net loss from discontinued operations for the six months ended June 30, 2016 was therefore $81,211.

By comparison, during the six months ended June 30, 2015, we generated gross revenues of $112,477. Total cost of sales was $114,275, resulting in gross profit of $(1,798). Total operating expenses were $23,201, and consisted of compensation expenses of $13,000, and general and administrative expenses of $10,201. Our net loss from discontinued operations for the six months ended June 30, 2015 was therefore $24,999.

The decrease in revenues and cost of sales was due to the winding down of business in anticipation of the change of control transaction. The decrease in operating expenses in the second quarter of 2016 was mainly due to the winding down of business in anticipation of the change of control transaction.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets in the amount of $0, consisting of cash in the amount of $0, and inventory in the amount of $0. As of June 30, 2016, we had current liabilities in the amount of $0. This was due to the change of control event and the shift in operations currently being undertaken.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $196,156 as of June 30, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and be profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jason E. Wilkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

Exhibit
Number	Description
3.1*	Articles of Incorporation of Alpine Auto Brokers, Inc. filed on May 12, 2011
3.2*	Bylaws of Alpine Auto Brokers, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

* Incorporated by reference from our Form S-1 registration statement filed May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Auto Brokers, Inc.

By:	/s/ Tsz Ting Ip
Tsz Ting Ip
President, Principal Executive Officer,
Principal Financial Officer, Principal
Accounting Officer and Director.

August 19, 2016

