Form 10-Q
period 2016-09-30
Balincan International Inc.
filed 2016-10-28
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-204161

Balincan International Inc.

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 1, 2016
Common Stock, $0.001 par value	4,050,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Balincan International Inc. at September 30, 2016 and December 31, 2015, and the related consolidated statements of operations for the nine month periods ended September 30, 2016 and 2015 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.

Balincan International Inc. (formerly known as “Alpine Auto Brokers, Inc.”)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$31,976
Inventory	-	81,040

Total Current Assets	-	113,016

TOTAL ASSETS	$-	$113,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Sales tax payable	$-	$3,220
Customer deposits	-	19,583
Accounts payable - related parties	-	44,002
Other payable	14,704	-
Total Current Liabilities	$14,704	$66,805

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 4,050,000 and 3,000,000 shares issued and outstanding, respectively *	4,050	3,000
Additional paid-in capital	192,106	158,156
Accumulated deficit	(210,860)	(114,945)
Total Stockholders’ Equity	(14,704)	46,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$113,016

* Retroactively restated for effect of 3 for 1 forward stock split on February 9, 2016

The accompanying notes are an integral part of these unaudited financial statements.

Balincan International Inc. (formerly known as “Alpine Auto Brokers, Inc.”)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES	(14,704)	-

INCOME (LOSS) FROM CONTINUING OPERATION	(14,704)	-

INCOME (LOSS) FROM DISCONTINUED OPERATION	-	(6,251)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(14,704)	$(6,251)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,050,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Balincan International Inc. (formerly known as “Alpine Auto Brokers, Inc.”)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES	(14,704)	-

INCOME (LOSS) FROM CONTINUING OPERATION	(14,704)	-

INCOME (LOSS) FROM DISCONTINUED OPERATION	(81,211)	(31,251)

INCOME TAX EXPENSE	-	-

NET PROFIT (LOSS)	$(95,915)	$(31,251)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,896,715	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Balincan International Inc. (formerly known as “Alpine Auto Brokers, Inc.”)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operation	$(95,915)	$(31,251)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Customer deposits	(19,583)	-
Inventory	81,040	(37,740)
Related party payable	(44,002)	17,023
Other payable	14,704	-
Sales tax payable	(3,220)	6,180

Net Cash Used in operating activities	(66,976)	(45,788)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	35,000	-

Net Cash Provided by Financing Activities	35,000	-

NET DECREASE IN CASH	(31,976)	(45,788)

CASH AT BEGINNING OF PERIOD	31,976	55,981

CASH AT END OF PERIOD	$0	$10,193

The accompanying notes are an integral part of these unaudited financial statements.

BALINCAN INTERNATIONAL INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

NOTE 1 – ORGANIZATION AND HISTORY

Balincan International Inc. (formerly known as “Alpine Auto Brokers, Inc.) (the “Company”) was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010. The Company sold automobiles and also provided dealer services, for a fee.

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010. We operated through our wholly-owned subsidiary Alpine Auto Brokers, LLC. Our dealership and executive offices were located at 749 South State Street, Salt Lake City, Utah 84111.

The acquisition was accounted for as a reverse recapitalization in which the operating entity’s historical financial statements become those of the “accounting acquirer” in which historical operating results are presented from inception.

Our offices are now located at 11/F Johnson Industrial Mansion, 340 Kwun Tong Road, Kowloon, Hong Kong. On June 6, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 3,000,000 shares of common stock (the “Shares”), were transferred from Jason Wilkinson to Tsz Ting Ip, and a change of control of the Company occurred. Upon the change of control of the Company, the then existing director and officer resigned immediately. Accordingly, Jason Wilkinson, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Tsz Ting Ip assumed the role of director and President, Chief Financial Officer, Secretary, and Treasurer of the Company. On July 13, 2016 the Company changed its name from Alpine Auto Brokers, Inc. to Balincan International Inc.

On June 1, 2016, the Company discontinued these operations by disposing of its only subsidiary, Alpine Auto Brokers LLC, which had been the only business unit of the Company.

The Company is currently negotiating with Matthew Pau, a minority shareholder and non-affiliate of the Company, to purchase all of the issued and outstanding equity of BKG International Limited (Formerly known as Getabed Company Limited) (“BKGI”).

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

Through its Hong Kong incorporated wholly owned subsidiary, Max Treasure Holdings Limited, BKGI has set up a retail shop selling skincare and cosmetic products in Hong Kong with the intention of building it up to be a chain of shops targeted at the local consumers as well as visitors from Mainland China. The shop is positioned in the middle to upper end of the market with products sourced from uprising brands from countries including the US, Korea, Japan and Switzerland.

BKGI has also established a wholly owned subsidiary in China for the development of an online business targeted at the female and family markets, selling imported consumer goods including milk powder, organic honey and meat to satisfy the fast growing demands for safe and healthy food. Sales channels will include the company’s own website as well as its own shop on WeChat. Promotion and marketing will be primarily through social media. Currently, it has engaged a sales agent to sell and promote products through her account on WeChat.

The unaudited condensed consolidated financial statements include herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

BALINCAN INTERNATIONAL INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

BALINCAN INTERNATIONAL INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Occasionally, cars held in inventory are sold for cash to automobile wholesalers when it is determined that they are not likely to be purchased by our retail customers within a reasonable time frame. Management periodically reviews inventory for obsolescence. As of September 30, 2016, the Company has recognized $0- in obsolescence expense.

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

BALINCAN INTERNATIONAL INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The accounts of the Company include those of Balincan International Inc, and its subsidiary, Alpine Auto Brokers, LLC up to June 1, 2016. All intercompany accounts have been eliminated in consolidation. Alpine Auto Brokers, LLC is no longer the subsidiary of Balincan International Inc, after 1 June 2016. The result also included the unconsolidated figures after this date to September 30, 2016.

Line of Credit

The Company’s former subsidiary received a $55,000 line of credit with Wells Fargo Bank on February 10, 2016. The line of credit may be used for purchasing dealership inventory. The Company’s former subsidiary had not yet used the line of credit prior to disposal.

Change of control

On June 6, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 3,000,000 shares of common stock (the “Shares”), were transferred from Jason Wilkinson to Tsz Ting Ip, and a change of control of Balincan International Inc. (the “Company”) occurred. The subsidiary, Alpine Auto Brokers LLC, being the only business unit of the Company was disposed of during the second quarter of the year 2016 by the Company. The assets and liabilities of Alpine Auto Brokers LLC, are not included in the consolidated balance sheet of the Company as at September 30, 2016.

Discontinued operation

During the second quarter of the year 2016, the Company disposed of its only subsidiary, Alpine Auto Brokers LLC, which had been the only business unit of the Company. The financial information reported consists of the consolidated results for the period ended June 1, 2016 and unconsolidated results thereafter during the first nine months of the year of 2016.

NOTE 3 – CAPITAL STOCK

Stock forward split

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, 4,050,000 shares were outstanding as of the September 30, 2016. On January 29, 2016, 350,000 shares were sold for $35,000. Effective February 9, 2016, we forward split our issued and outstanding shares of common stock on a 3 for 1 basis. This increased the number of shares our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares. The Company has retroactively restated all shares and per share data for all the periods presented.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $210,860 as of September 30, 2016 which raises substantial doubt about its ability to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Prior to disposal of its subsidiary, the Company utilized a related-party due to/from account for reimbursing automobile purchases and sales. The Company’s sole owner and officer provided inventory and office space to the Company on a month-to-month basis. Amounts accrued to the officer for rent have been included in related party payables. The Company also accrued compensation to the same officer at $26,000 per year. The liability accrued no interest and was due on demand.

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

Company Overview and Plan of Operation

We were incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014 we acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010. Alpine Auto Brokers, LLC commenced operations of selling vehicles in approximately March 2011. We then operated through a wholly-owned subsidiary, Alpine Auto Brokers, LLC. Our dealership and executive offices were located at 749 South State Street, Salt Lake City, Utah 84111. Our offices are now located at 11/F Johnson Industrial Mansion, 340 Kwun Tong Road, Kowloon, Hong Kong. On June 6, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 3,000,000 shares of common stock (the “Shares”), were transferred from Jason Wilkinson to Tsz Ting Ip, and a change of control of Balincan International Inc. (the “Company”) occurred. Upon the change of control of the Company, the then existing director and officer resigned immediately. Accordingly, Jason Wilkinson, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Tsz Ting Ip assumed the role of director and President, Chief Financial Officer, Secretary, and Treasurer of the Company. On July 13, 2016 the Company changed its name from Alpine Auto Brokers, Inc. to Balincan International Inc.

We were focused on selling older model vehicles with a price range of $3,000 to $50,000. Most of the vehicles we sell are priced under $25,000. The majority of our prior customers had good credit and get their financing from local banks and credit unions. On June 1, 2016, the Company discontinued these operations by disposing of its only subsidiary, Alpine Auto Brokers LLC, which had been the only business unit of the Company.

The Company is currently negotiating with Matthew Pau, a minority shareholder and non-affiliate of the Company, to purchase all of the issued and outstanding equity of BKG International Limited (Formerly known as Getabed Company Limited) (“BKGI”).

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

Through its Hong Kong incorporated wholly owned subsidiary, Max Treasure Holdings Limited, BKGI has set up a retail shop selling skincare and cosmetic products in Hong Kong with the intention of building it up to be a chain of shops targeted at the local consumers as well as visitors from Mainland China. The shop is positioned in the middle to upper end of the market with products sourced from uprising brands from countries including the US, Korea, Japan and Switzerland.

BKGI has also established a wholly owned subsidiary in China for the development of an online business initially targeted at the female and family markets, selling imported consumer goods including milk powder, organic honey and meat to satisfy the fast growing demands for safe and healthy food. To assure authenticity of products, goods will be delivered to buyers direct from abroad or bonded warehouse in China. In the near future, BKGI’s online business will be extended to cater for the professional skincare markets. Sales channels will include the company’s own website as well as its own shop on WeChat. Promotion and marketing will be primarily through social media. Currently, it has engaged a sales agent to sell and promote its products through her account on WeChat.

Market Analysis

According to Export.gov, value of Hong Kong’s market for cosmetics, toiletries, and skincare products was approximately US$2.1 billion in 2015. Although it is expected to shrink slightly in 2016 and 2017, it is still a sizeable market with fast growing sub-segments. Following the rise in popularity of Korean popstars and idols in Hong Kong in recent years, imports of cosmetic, personal care and skincare products from Korea have been experiencing double-digit growth over the past few years. In 2015, the increase was 73% resulting in Korea being Hong Kong’s second largest source of imports after France.

Hong Kong is also a major launch pad for marketing cosmetics and skincare products in the mainland Chinese market. Hong Kong serves as a showcase for the millions of Chinese tourists (59.3 million in 2015) that annually visit Hong Kong, often with shopping for personal, family or even re-sale use as a primary or sole travel objective. For local retailers and distributors of cosmetics, toiletry and skincare products, increased sales in the next few years are expected to continue to come largely from mainland tourists. While China has reduced import duties on cosmetics and skincare products, thereby reducing the retail price differential between Hong Kong and China, mainland visitors to Hong Kong are still attracted to products in Hong Kong over China. According to industry sources, the perceived authenticity and reliability of the products in Hong Kong often outweighs price as a buying factor. Apart from import tariffs that the Chinese government imposes on cosmetics, there are also VAT and product registration costs which do not exist in Hong Kong, meaning that equivalent products may actually cost less on the Hong Kong side of the border.

There are no import duties on cosmetics, toiletry and skincare products in Hong Kong and registration is not required for cosmetic products. The market is, however, very competitive, with the top ten brands accounting for about 70 percent of the market. Demand from tourists’ accounts for about 35% of Hong Kong’s total retail sales of cosmetics, skincare and toiletry products. According to the Hong Kong Tourism Board, about 80% of the mainland tourists who visited Hong Kong regarded cosmetic and skincare products as among their top three shopping purchases.

According to Euromonitor International’s estimates, retail sales in China’s skincare and cosmetic products market will grow at an average annual rate of 12.8% from 2016-2019, which is much higher than the global average of 6.0%, and will reach Rmb287 billion in 2019. In 2014, China had more than 5,000 cross-border e-commerce companies and over 200,000 companies engaged in cross-border e-commerce through different platforms. Cited by the Hong Kong Trade Development Council, China’s Ministry of Commerce estimated that cross-border e-commerce would reach Rmb6.5 trillion in 2016, representing an annual growth rate of over 30%. Hence we believe that there exists great potential in selling skincare and cosmetic products through cross-border e-commerce in China.

Competition and Distribution

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our retail shop will face competition for consumer recognition and from popular chain stores that have achieved significant brand name recognition and consumer loyalty. These prominent incumbents include Mannings, Watsons, Joyce Beauty and online shops such as hktvmall.com and hereweseoul.com, each of which have launched and are promoting a variety of skincare and makeup brands. These companies have significantly greater resources than we do and enjoy a longer history in Hong Kong. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising such as print media and television commercials. Because of such mass marketing methods, these competitors’ products can achieve higher visibility and recognition than ours.

In order to succeed, we must continue to take market shares from our competitors across our retail channels. We compete with chain stores by strategically locating our shop in prime commercial area. We will launch mainly Swiss and Korean natural skincare products with high popularity among our young target customers. Owing to the highly competitive nature of the skincare market in Hong Kong, competitive and discount pricing will be offered to attract customers and boost sales turnover in our initiate stage of operation. We will keep signing up different suppliers in order to introduce more brands and products into our shop so as to increase the variety of products which can then attract re-visited customers.

E-commerce is an extremely competitive industry in China. Our competitors, including jd.com, tmall.com, amazon.com, vip.com and many other corporate and individual operators from small to the medium scaled, provide a large variety of products online both imported and locally made. Among all these competitors, there is a lack of professional skincare products platform where competition is thus less sever. As demand for professional skincare products in China is very high, we will gradually extend our online shop to sell professional skincare products to freelance beauticians and salons. We believe that entering into this specific segment of the beauty market at the present moment will enable us to gain a significant market share. In order to compete, our online shop will be operating on a zero inventory base which eliminates carrying costs and obsolete inventory costs. Under such fierce competition, our strategy is to increase the number of online visitors while maintaining fixed costs at a very low level. That means we will maintain a small operating team in China and use external logistic service providers for the delivery of goods.

Sales, Marketing and Distribution Strategy

The main marketing channels for skincare products in Hong Kong will be through advertising in social media, such as Facebook, Instagram, Wechat and Weibo, and by launching promotional activities including interviews with celebrities and models. Sales of skincare products will be made through our physical store in prime shopping area.

In China, as sales will be made through our e-shop, cell phone APP and PC, marketing activities will be conducted mainly through Wechat, which is the country’s most widely used social networking APP. Discounts, free gifts coupons, etc will be granted to attract attention and buyers to the shop. Assuring customers of the authenticity of our products, direct shipments will be made direct from abroad or bonded warehouses in China to buyers through our suppliers using third party logistics companies.

As a new entrant to this e-commerce industry, we expect to incur significant amount of resources in advertising and promotion in order to gain consumers’ attention and build up a substantial online user base. As a result, we expect to operate with very low profit margins in the development stage.

Products and Delivery

The Company’s skincare and cosmetic products are products sourced from uprising brands in the US, Korea, Japan and Switzerland. The Company’s retail shop will sell skincare and cosmetic products in Hong Kong with the intention of building it up to be chain of shops targeted at the local consumers as well as Mainland Chinese visitors.

The Company’s online shop sells foreign consumer goods including milk powder, organic honey, health and beauty food, hair care products and baby care products to satisfy the fast growing demands for safe and healthy food of Chinese consumers. In order to assure authenticity of these products, goods are delivered to consumers direct from abroad or from bonded warehouse in China. Business will be conducted through the company’s own website as well as its own shop on WeChat.

Employees

We currently have two employees, Tsz Ting, Ip and Chung Lai Lok.

Initial Public Offering

Our Form S-1 Registration Statement went effective on September 21, 2015. It was an “all or nothing” offering for 350,000 pre-split shares of our common stock at $0.10 per pre-split share with a September 21, 2016 deadline to completely sell our offering. We sold our complete offering as of January 29, 2016.

Forward Stock-Split

Effective January 29, 2016 we forward split our issued and outstanding shares of common stock on a 3 for 1 basis. This increased the number of shares of our common stock issued and outstanding from 1,350,000 pre-split shares to 4,050,000 post-split shares.

Results of Operations for the nine months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, the Company had no continuing business after disposal of subsidiary. Gross revenues, cost of sales and operating expenses incurred before the disposal of subsidiary were classified to discontinued operation during the period. Our net loss from discontinued operations for the nine months ended September 30, 2016 was $81,211.

Retractively, gross revenues, cost of sales and operating expenses incurred during the nine months ended September 30, 2015 were classified to discontinued operation. As a result, our net loss from discontinued operations for the nine months ended September 30, 2015 was therefore $24,999.

The increase in loss from discontinued operations during the nine months ended September 30, 2016 is mainly due to the loss on disposal of subsidiary during the period for approximately $69,000.

Liquidity and Capital Resources

As of September 30, 2016, we had zero balances in current assets, cash, and inventory. As of September 30, 2016, we had current liabilities in the amount of $14,704, classified as other payable due to BKGI which had paid for the legal and administrative expenses on behalf of the Company.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $196,156 as of September 30, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and be profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jason E. Wilkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

Exhibit
Number	Description

3.1*	Articles of Incorporation of Balincan International Inc. filed on May 12, 2011, as amended on July 13, 2016
3.2*	Bylaws of Balincan International Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

* Incorporated by reference from our Form S-1 registration statement filed May 14, 2015 and the Form 8-K filed on August 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balincan International Inc.

By:	/s/ Tsz Ting Ip
Tsz Ting Ip
President, Principal Executive Officer,
Principal Financial Officer, Principal
Accounting Officer and Director

October 28, 2016

