Form 10-Q
period 2021-03-31
Balincan International Inc.
filed 2021-09-24
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-204161

BALINCAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3970138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8742
(Primary Standard Industrial Classification Code Number)

1185 Avenue of the Americas 3rd Floor New York,
New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768 -8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of September 20, 2021 was 603,970,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

BALINCAN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2021

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Balincan International Inc. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

Balincan International Inc.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	14,704	14,704
Notes payable related parties	14,435	12,835
Total current liabilities	29,139	27,539
Total liabilities	29,139	27,539

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares and 44,550,000 shares issued and outstanding March 31, 2021 and December 31, 2020	44,550	44,550
Additional paid in capital	192,106	192,106
Accumulated deficit	(265,795)	(264,195)
Total stockholders’ deficit	(29,139)	(27,539)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Operations

(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
Revenue	$-	$-

Operating expenses
Administrative expenses	1,600	-
Total operating expenses	1,600	-
Loss from Operations	(1,600)	-
Other income (expenses)	-	-
Income tax expense	-	-
Net Loss	$(1,600)	$-

Earnings per share
Basic and diluted	$(0.00)	$-

Weighted average number of ordinary shares
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss	-	-	-	-	-

Balance, March 3,1 2020	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss				(1,600)	$(1,600)

Balance, March 31, 2021	44,550,000	$44,550	$192,106	$(265,795)	$(29,139)

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Cash Flows

(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
Net loss	$(1,600)	$-
Net cash used in operating activities	(1,600)	-

Cash Flows From Financing Activities
Notes payable related parties	1,600	-
Net cash (used in) provided by financing activities	1,600	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
Cash paid for interest expense

The accompanying notes are an integral part of these financial statements

BALINCAN INTERNATIONAL GROUP INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Balincan International Inc. f/k/a Alpine Auto Brokers, Inc. (“Balincan or the “Company”) was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010.  The Company sold automobiles and provided dealer services, for a fee.

The Company was incorporated as Alpine Auto Brokers, Inc. on May 12, 2011, in the State of Nevada for the purpose of locating and purchasing used vehicles at auctions, from private individuals, from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. On January 1, 2014, the Company acquired 100 percent of the membership interests of Alpine Auto Brokers, LLC, a Utah Limited Liability Company formed on December 10, 2010.  The Company operated through its wholly owned subsidiary Alpine Auto Brokers, LLC.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2020, as presented in the Company’s Annual Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount and the estimated useful lives of long-lived assets.

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

NOTE 3 - GOING CONCERN

As of March 31, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $1,600 for the three months ended March 31, 2021 and has negative working capital of $29,139 and accumulated deficit of $265, 795 on March 31, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business, and enhancing marketing function. Actions include developing more customers, as well as creating synergy using the Company’s resources.

The Company believes that available cash and cash equivalents, the cash provided by operating activities, together with actions as developing more customers and create synergy of the Company’s resources, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, obtaining financial support from related parties, and controlling overhead expenses. Management cannot provide any assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, common stock. As of March 31, 2021, and December 31, 2020, there were 44,550,000 shares of Common Stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock. As of March 31, 2021, and December 31, 2020, there were no shares of preferred stock issued and outstanding

NOTE 5– RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of March 31, 2021, and December 31, 2020, the amount due to Custodian Ventures was $14,435 and $12,835, respectively.

Additionally, the Company has $14,704 in accrued expenses and other liabilities as of March 31, 2021, and December 31, 2020. These liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2021, and December 31, 2020.

NOTE 7– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2020 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALINCAN INTERNATIONAL INC.

Dated: September 24, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

