Form 10-Q
period 2021-06-30
Balincan International Inc.
filed 2021-09-24
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

BALINCAN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2021(unaudited)

i

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

ii

Item 1. Financial Statements.

Balincan International Inc.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses and other liabilities	14,704	14,704
Notes payable related parties	15,571	12,835
Total current liabilities	30,275	27,539
Total liabilities	30,275	27,539

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares and 44,550,000 shares issued and outstanding June 30, 2021 and December 31, 2020	44,550	44,550
Additional paid in capital	192,106	192,106
Accumulated deficit	(266,931)	(264,195)
Total stockholders’ deficit	(30,275)	(27,539)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Operations

(unaudited)

	Three months	Three months	Six Months	Six Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$-	$-	-	$-

Operating expenses
Administrative expenses	1,136	7,926	2,736	7,926
Total operating expenses	1,136	7,926	2,736	7,926
Loss from Operations	(1,136)	(7,926)	(2,736)	(7,926)
Other income (expenses)	-	-	-	-
Income tax expense	-	-	-	-
Net Loss	$(1,136)	$(7,926)	$(2,736)	$(7,926)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss	-	-	-	-	-

Balance, March 31, 2020	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss	-	-	-	(7,926)	$(7,926)

Balance, June 30, 2020	44,550,000	$44,550	$192,106	$(259,286)	$(22,630)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss	-	-	-	(1,600)	$(1,600)

Balance, March 31, 2021	44,550,000	$44,550	$192,106	$(265,795)	$(29,139)

Net loss	-	-	-	(1,136)	$(1,136)

Balance, June 30, 2021	44,550,000	$44,550	$192,106	$(266,931)	$(30,275)

The accompanying notes are an integral part of these financial statements

Balincan International Inc.

Statements of Cash Flows

(unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2021	2020
Net loss	$(2,736)	$(7,926)
Net cash used in operating activities	(2,736)	(7,926)

Cash Flows From Financing Activities
Notes payable related parties	2,736	7,926
Net cash (used in) provided by financing activities	2,736	7,926

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
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

Management’s Repres0entation of Interim Financial Statements

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

NOTE 3 - GOING CONCERN

As of June 30, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $2,736 for the six months ended June 30, 2021 and has negative working capital of $30,725 and accumulated deficit of $266,931 on June 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, common stock. As of June 30, 2021, and December 31, 2020, there were 44,550,000 shares of Common Stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 2021, and December 31, 2020, there were no shares of preferred stock issued and outstanding

NOTE 5– RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of June 30, 2021, and December 31, 2020, the amount due to Custodian Ventures was $15,571 and $12,835, respectively.

Additionally, the Company has $14,704 in accrued expenses and other liabilities as of June 30, 2021, and December 31, 2020. These liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021, and December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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