Form 10-Q
period 2021-09-30
Balincan International Inc.
filed 2021-10-12
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 11, 2021 was 44,550,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

BALINCAN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2021(unaudited)

i

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

ii

Item 1. Financial Statements.

Balincan International, Inc.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$22,129	$14,704
Notes payable related parties	44,179	12,835
Total current liabilities	66,308	27,539
Total liabilities	66,308	27,539

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares and 44,550,000 shares issued and outstanding September 30, 2021 and December 31, 2020	44,550	44,550
Additional paid in capital	192,106	192,106
Accumulated deficit	(302,964)	(264,195)
Total stockholders’ deficit	(66,308)	(27,539)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.

Statements of Operations

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue	$-	$-	-	$-

Operating expenses
Administrative expenses	36,033	2,060	38,769	9,985
Total operating expenses	36,033	2,060	38,769	9,985
Loss from Operations	(36,033)	(2,060)	(38,769)	(9,985)
Other income (expenses)	-	-	-	-
Income tax expense	-	-	-	-
Net Loss	$(36,033)	$(2,060)	$(38,769)	$(9,985)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	44,550,000	$44,550	192,106	$(251,360)	(14,704)

Net loss	-	-	-	-	-

Balance, March 31, 2020	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss		—	—	(7,926)	$(7,926)

Balance, June 30, 2020	44,550,000	$44,550	$192,106	$(259,286)	$(22,630)

Net loss		—	—	(2,060)	$(2,060)

Balance, September 30, 2020	44,550,000	$44,550	$192,106	$(261,345)	$(24,689)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss		—	—	(1,600)	$(1,600)

Balance, March 31, 2021	44,550,000	$44,550	$192,106	$(265,795)	$(29,139)

Net loss		—	—	(1,136)	(1,136)

Balance, June 30, 2021	44,550,000	$44,550	$192,106	$(266,931)	$(30,275)

Net loss		—	—	(36,033)	(36,033)

Balance, September 30, 2021	44,550,000	$44,550	$192,106	$(302,964)	$(66,308)

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.

Statements of Cash Flows

(unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2020

Net loss	$(38,769)	$(9,985)
Changes in assets and liabilities
Accrued liabilities	7,425
Net cash used in operating activities	(31,344)	(9,985)

Cash Flows From Financing Activities
Notes payable related parties	31,344	(9,985)
Net cash (used in) provided by financing activities	31,344	(9,985)

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
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

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

NOTE 3 - GOING CONCERN

As of September 30, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $38,769 for the nine months ended September 30, 2021 and has negative working capital of $$66,308 and accumulated deficit of $302,964 on September 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, common stock. As of September 30, 2021, and December 31, 2020, there were 44,550,000 shares of Common Stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued and outstanding

NOTE 5– RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of September 30, 2021, and December 31, 2020, the amount due to Custodian Ventures was $44,179 and $12,835, respectively.

Additionally, the Company has $22,129 and $14,704 in accrued expenses and other liabilities as of September 30, 2021, and December 31, 2020. $14,704 of these liabilities date back to 2016. On July 1, 2021, Custodian Ventures won a judgement won against the Company amount to $7,425.12 as of September 30, 2021 which includes, the judgement, court cost and accrued interest. This amount is included in the balance of accrued liabilities as of September 30, 2021.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021, and December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BALINCAN INTERNATIONAL INC.

Dated: October 12, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.