Form 10-K
period 2021-12-31
Balincan International Inc.
filed 2022-01-19
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,060,000 based on a closing price of $1.20 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 19, 2022, the Registrant had 44,550,000 shares of common stock issued and outstanding.

BALINCAN INTERNATIONAL INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “ALTD”. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and do not necessarily represent actual transactions.

The last reported sales price of our common stock on the OTCQB on December 10, 2021 was $1.20.

Holders

As of December 31, 2021, there were 19 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, 18 Lafayette Place Woodmere, NY 11598, Telephone 212-828-8436

Dividends

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

BALINCAN INTERNATIONAL INC.

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Balincan International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Balincan International, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

January 19, 2022

Balincan International, Inc.
Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	14,704	14,704
Notes payable related parties	-	12,835
Total current liabilities	14,704	27,539
Total liabilities	14,704	27,539

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	10,000	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares and 44,550,000 shares issued and outstanding December 31, 2021 and December 31, 2020	44,550	44,550
Additional paid in capital	540,297	192,106
Accumulated deficit	(609,551)	(264,195)
Total stockholders’ deficit	(14,704)	(27,539)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statements of Operations

	Year ended December 31, 2021	Year ended December 31, 2020
Revenue	$-	$-

Operating expenses
Administrative expenses	345,356	12,835
Total operating expenses	345,356	12,835
Loss from Operations	(345,356)	(12,835)
Net Loss	$(345,356)	$(12,835)

Earnings per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statements of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	-	$-	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss		-	-	-	-	(12,835)	(12,835)

Balance, December 31, 2020	-	$-	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	$-	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss		-		-	-	(345,356)	(345,356)

Issuance of preferred stock to related party	10,000,000	10,000			348,191		358,191

Balance, December 31, 2021	10,000,000	$10,000	44,550,000	$44,550	$540,297	$(609,551)	$(14,704)

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statements of Cash Flows

	Year ended December 31, 2021	Year ended December 31, 2020
Net loss	$(345,356)	$(12,835)
Stock-based compensation	300,000
Changes in assets and liabilities
Net cash used in operating activities	(45,356)	(12,835)

Cash Flows From Financing Activities
Notes payable related parties-net	45,356	12,835
Net cash (used in) provided by financing activities	45,356	12,835

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	-

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, determination of the inputs to calculate the fair market value of preferred stock issuances, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount and the estimated useful lives of long-lived assets.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of December 31, 2021 the Company had no cash on hand.

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

NOTE 3 – GOING CONCERN

As of December 31, 2021, the Company had $-0- in cash and cash equivalents. The Company had net loss of $345,356 for the year ended December 31, 2021, has negative working capital of $14,704 and accumulated deficit of $609,551 on December 31, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BALINCAN INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY

Common stock

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of December 31, 2021 and December 31, 2020 there were 44,550,000 shares of Common Stock issued and outstanding.

Preferred stock

On November 12, 2021, the Company filed a Certificate of Designation with the State of Nevada creating 10,000,000 shares of Series A Preferred Stock (“Series A) with a par value of $0.001. Series A have the following attributes:

Dividend Provisions

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, by reason of their ownership thereof, and senior, prior, and in preference to any other series or class of preferred stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original issue price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the corporation legally available for distribution shall be distributed first to the Series A Preferred Stock, and then ratably among the holders of the each other series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Redemption

The Series A Preferred Stock shares are non-redeemable other than upon the mutual agreement of the Corporation and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

BALINCAN INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued)

Right to Convert

The holder of issued and outstanding shares of Series A Preferred Stock shall be entitled to convert the Series A Preferred Stock, at the option of the holder(s) thereof, at any time after the date of issuance of such shares, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock that are equal to ninety percent (90%), post conversion, of the total number of issued and outstanding shares of Common Stock of the Corporation, as if all i) Series A Preferred Stock, ii) other issued and outstanding classes or series of common or preferred stock of the Corporation convertible into Common Stock of the Corporation, and iii) outstanding warrants, notes, indentures and/or other instruments, obligations or securities convertible into Common Stock of the Corporation are converted (the “Conversion Shares”), with the shares of Series A Preferred Stock so converted to be converted into the number of common shares equal to the Conversion Shares multiplied by the quotient of the number of the shares of Series A Preferred Stock converted by a holder divided by the number of all Series A Preferred Stock issued and outstanding.

On November 16, 2021, the Company issued these 10,000,000 Series A shares to Custodian Ventures to settle a judgement due of $7,457 due to Custodian Ventures, to pay off $50,734 in debt owed by the Company to Custodian Ventures and for services provided by David Lazar, the managing director of Custodian Ventures. The Series A shares which are convertible into 90% of the common shares outstanding of the Company, were valued at $300,000, and recorded as stock based compensation on the Company’s Statements of Operations for the year ended December 31, 2021. The fair market value of $300,000 for these preferred shares was based upon a comparison of recent selling prices of shell companies with attributes similar to the Company.

NOTE 5 – RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of December 31, 2021 and December 31, 2020 the amounts due to the Custodian Ventures was $-0- and $12,385, respectively.

Additionally, the Company has $14,704 in accrued expenses and other liabilities as of December 31, 2021 and December 31, 2020. These liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

David Lazar, 30, has been CEO and Chairman of the Company since December 30, 2021. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
Foru Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	02	2021
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	06	2020
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	06	2020
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020
Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	Current
China Botanic Pharmaceutical, Inc (CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	08	2021
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	06	2021

Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021
3D Makerjet Inc. (MRJT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	03	2021
Pan Global Corp. (PGLO)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	07	2021
Balincan International, Inc. (ALTB)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	Current
Shengshi Elevator International (SSDT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	05	2021	12	2021
Romulus Corp. (RMLS)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	08	2021

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
David Lazar 1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Common	-	0%

	Preferred	10,000,000	90%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		-	0%

Tsz Ting IP FLAT 601 6/F PING WONG HOUSE PING TIN ESTATE LAM TIN KOWLOON HONG KONG	Common Stock	12,000,000	26.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2021 and December 31, 2020 the Company paid $7,800 and $7,800, respectively in accounting fees.

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

BALINCAN INTERNATIONAL INC.

Dated: January 19, 2022	By:	/s/ David Lazar
David Lazar Chief Executive Officer (Principal Executive Officer)