Form 10-K/A
period 2020-12-31
Balincan International Inc.
filed 2022-01-21
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Balincan International Inc. (the “Company”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2021 (the “Original Filing”), is being filed solely to include the Company’s Audit Opinion which was inadvertently excluded from Original Filing. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing and the Company has not updated disclosures to reflect any events that occurred subsequent to September 24, 2021. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

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

BALINCAN INTERNATIONAL INC.

December 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Balincan International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Balincan International Inc. (the "Company") as of December 31, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

September 24, 2021

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

BALINCAN INTERNATIONAL INC.

Dated: January 21, 2022	By:	/s/ David Lazar
David Lazar Chief Executive Officer (Principal Executive Officer)