Form 10-Q
period 2020-03-31
Balincan International Inc.
filed 2022-02-11
CIK 1642365

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of February 11, 2022 was 44,550,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

BALINCAN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTH ENDED MARCH 31, 2020 (UNAUDITED)

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

ii

Item 1. Financial Statements.

Balincan International, Inc.
Balance Sheet
(unaudited)

March 31,
2020
Assets
Current assets	$-
Total assets	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$14,704
Total current liabilities	14,704
Total liabilities	14,704

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares issued and outstanding	44,550
Additional paid in capital	192,106
Accumulated deficit	(251,360)
Total stockholders’ deficit	(14,704)
Total liabilities and stockholders’ deficit	$-

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statement of Operations
(unaudited)

Three months
ended
March 31,
2020
Revenue	$-

Operating expenses
Administrative expenses
Total operating expenses	-
Loss from Operations	-
Other income (expenses)	-
Income tax expense	-
Net Loss	$-

Earnings per share
Basic and diluted	$-

Weighted average number of ordinary shares
Basic and diluted	44,550,000

The accompanying notes are an integral part of these financial statements

3

Balincan International, Inc.
Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	44,550,000	$44,550	$192,106	$(251,360.0)	$(14,704)

Net loss	-	-	-	-	-

Balance, March 31, 2020	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statement of Cash Flow
(unaudited)

Three months
ended
March 31,
2020
Net loss	$-
Net cash used in operating activities	-

Cash Flows From Financing Activities
Notes payable related parties	-
Net cash (used in) provided by financing activities	-

Net (decrease) increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$-

Supplemental disclosure of cash flow information	$-
Cash paid for income tax expense	$-
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include income taxes and contingencies.

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

NOTE 3 - GOING CONCERN

As of March 31, 2020, the Company had $-0- in cash and cash equivalents. The Company has net loss of $-0- for the three months ended March 31, 2020 and has negative working capital of $14,704 and accumulated deficit of $251,360 on March 31, 2020. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - GOING CONCERN  (continued)

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

NOTE 4 – EQUITY

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of March 31, 2020 there were 44,550,000 shares of Common Stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock. As of March 31, 2020 there were no shares of preferred stock issued and outstanding.

NOTE 5– ACCRUED EXPENSES

As of March 31, 2020 the Company had $14,704 of liabilities which date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2020.

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

Our significant accounting policies are fully described in Note 2. to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls were not effective as of March 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BALINCAN INTERNATIONAL INC.

Dated: February 11, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

