Form 10-Q
period 2020-09-30
Balincan International Inc.
filed 2022-02-11
CIK 1642365

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

BALINCAN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

ii

Item 1. Financial Statements.

Balincan International, Inc.
Balance Sheet
(unaudited)

September 30,
2020
Assets
Current assets	$-
Total assets	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$14,704
Notes payable related parties	9,985
Total current liabilities	24,689
Total liabilities	24,689

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value, 100,000,000 shares authorized; 44,550,000 shares issued and outstanding	44,550
Additional paid in capital	192,106
Accumulated deficit	(261,345)
Total stockholders’ deficit	(24,689)
Total liabilities and stockholders’ deficit	$-

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statement of Operations
(unaudited)

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2020
Revenue	$-	$-

Operating expenses
Administrative expenses	2,060	9,986
Total operating expenses	2,060	9,986
Loss from Operations	(2,060)	(9,986)
Other income (expenses)	-	-
Income tax expense	-	-
Net Loss	$(2,060)	$(9,986)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	44,550,000	$44,550	$192,106	$(251,360.0)	$(14,704)

Net loss	-	-	-	-	-

Balance, March 31, 2020	44,550,000	$44,550	$192,106	$(251,360)	$(14,704)

Net loss	-	-	-	(7,926)	(7,926)

Balance, June 30, 2020	44,550,000	$44,550	$192,106	$(259,286)	$(22,630)

Net loss	-	-	-	(2,060)	(2,060)

Balance, September 30, 2020	44,550,000	$44,550	$192,106	$(261,345)	$(24,689)

The accompanying notes are an integral part of these financial statements

Balincan International, Inc.
Statement of Cash Flow
(unaudited)

Nine months
ended
September 30,
2020
Net loss	$(9,986)
Net cash used in operating activities	(9,986)

Cash Flows From Financing Activities
Notes payable related parties	9,986
Net cash (used in) provided by financing activities	9,986

Net (decrease) increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$-

Supplemental disclosure of cash flow information	$-
Cash paid for income tax expense	$-
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

NOTE 3 - GOING CONCERN

As of September 30, 2020, the Company had $-0- in cash and cash equivalents. The Company has net loss of $9,985  for the nine months ended September 30, 2020 and has negative working capital of $24,689 and an accumulated deficit of $261,345 on September 30, 2020. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of September 30, 2020 there were 44,550,000 shares of Common Stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock. As of September 30, 2020 there were no shares of preferred stock issued and outstanding.

NOTE 5– RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of September 30, 2020, the amount due to Custodian Ventures was $9,985.

Additionally, as of September 30, 2020 the Company has $14,704 in accrued expenses which date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure controls were not effective as of September 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

