Form 10-Q
period 2022-03-31
Alpine Auto Brokers Inc.
filed 2022-04-27
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-204161

ALPINE AUTO BROKERS INC.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock as of April 27, 2022 was 445,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ALPINE AUTO BROKERS INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended March 31, 2022 (unaudited)

i

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Alpine Auto Brokers, Inc. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

Alpine Auto Brokers, Inc.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	14,704	14,704
Notes payable related parties	1,353	-
Total current liabilities	16,057	14,704
Total liabilities	16,057	14,704

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	10,000
Common Stock - $0.001 par value, 445,500,000 shares authorized; 445,500,000 and 44,550,000 shares issued and outstanding March 31, 2022 and December 31, 2021	445,500	44,550
Additional paid in capital	149,347	540,297
Accumulated deficit	(610,904)	(609,551)
Total stockholders’ deficit	(16,057)	(14,704)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Operations

(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-

Operating expenses
Administrative expenses	1,353	1,600
Total operating expenses	1,353	1,600
Loss from Operations	(1,353)	(1,600)
Net Loss	$(1,353)	$(1,600)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	445,500,000	44,550,000

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	$-	44,550,000	44,550	192,106	(264,195)	(27,539)

Net loss		-	-	-	-	(1,600)	(1,600)

Balance, March 31, 2021	-	$-	44,550,000	$44,550	$192,106	$(265,795)	$(29,139)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	$10,000.00	44,550,000	$44,550	$540,297	$(609,551)	$(14,704)

Net loss						(1,353)	(1,353)

Conversion of 10,000,000 shares of Series A Preferred Stock into 400,950,000 shares of common stock with a cost basis of $0.001 per share	(10,000,000)	(10,000)	400,950,000	$400,950	(390,950)	-	-

Balance, March 31, 2022	-	-	445,500,000	445,500	149,347	(610,904)	(16,057)

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
Net loss	$(1,353)	$(1,600)
Stock-based compensation	-	-
Changes in assets and liabilities	-	-
Net cash used in operating activities	(1,353)	(1,600)

Cash Flows From Financing Activities
Notes payable related parties-net	1,353	1,600
Net cash (used in) provided by financing activities	1,353	1,600

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
Cash paid for interest expense

The accompanying notes are an integral part of these financial statements

ALPINE AUTO BROKERS INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Balincan International Inc. f/k/a (“Balincan or the “Company”) was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010. The Company sold automobiles and provided dealer services, for a fee.

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

On January 28, 2022, the Company, amended its articles of incorporation change its name back to Alpine Auto Brokers Inc. The change was made because the Company failed to complete its prior name change with FINRA.

On February 9, 2022, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the “Company”, were transferred from Custodian Ventures, LLC to MetaVerse Investment Group (the “Purchaser”). As a result, the Purchaser became the holder of 90% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $420,000, with $20,000 being held back pending certain public filings of the Company. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On February 9, 2022, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Zibin Xiao consented to act as the new Chief Executive Officer, President, and member of the Board of Directors. Also on February 9, 2022, Zonghan Wu consented to act as the new CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management’s Repres0entation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

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

NOTE 3 – GOING CONCERN

As of March 31, 2022, the Company had $-0- in cash and cash equivalents. The Company has net loss of $1,353 for the three months ended March 31, 2022 and has negative working capital of $16,057 and accumulated deficit of $610,904 on March 31, 2022. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common stock

The Company has authorized 445,500,000 shares of $0.001 par value. As of March 31, 2022 and December 31, 2021, the Company had 445,500,000 and 44,550,000 shares as of December 31, 2021, issued and outstanding, respectively.

Preferred stock

The Company has 10,000,000 shares of $0.001 par value of Series A Preferred Stock. As of March 31, 2022, and December 31, 2021, there were zero and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As described in NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS on February 9, 2022, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock were transferred from Custodian Ventures, LLC to MetaVerse Investment Group (the “Purchaser”). These preferred shares were convertible into 90% of the common stock of the Company. On February 18, 2022, the Purchaser converted 10,000,000 shares of the Series A Preferred Stock to 400,950,000 shares of common stock.

NOTE 5 – RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2022, and December 31, 2021, the amount due to related parties was $1,353 and $-0-, respectively.

Additionally, the Company has $14,704 in accrued expenses and other liabilities as of March 31, 2022, and December 31, 2021. The total balance of these liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022, and December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during nine months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AUTO BROKERS INC.

Dated: April 27, 2022	By:	/s/ Zibin Xiao
Zibin Xiao
Chief Executive Officer Principal Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.