Form 10-Q
period 2022-09-30
Alpine Auto Brokers Inc.
filed 2022-10-27
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2022 was 445,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ALPINE AUTO BROKERS INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and Nine months ended September 30, 2022 (unaudited)

i

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

ii

Item 1. Financial Statements.

Alpine Auto Brokers, Inc.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	14,704	14,704
Notes payable related parties	20,402	-
Total current liabilities	35,106	14,704
Total liabilities	35,106	14,704

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	10,000
Common Stock - $0.001 par value, 1,000,000,000 shares authorized; 445,500,000 and 44,550,000 shares issued and outstanding September 30, 2022 and December 31, 2021	445,500	44,550
Additional paid in capital	149,347	540,297
Accumulated deficit	(629,953)	(609,551)
Total stockholders’ deficit	(35,106)	(14,704)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating expenses
Administrative expenses	9,443	36,033	20,402	38,769
Total operating expenses	9,443	36,033	20,402	38,769
Loss from Operations	(9,443)	(36,033)	(20,402)	(38,769)
Net Loss	$(9,443)	$(36,033)	$(20,402)	$(38,769)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	445,500,000	44,550,000	445,500,000	44,550,000

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	$-	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss		-	-	-	-	(1,600)	(1,600)

Balance, March 31, 2021	-	$-	44,550,000	$44,550	$192,106	$(265,795)	$(29,139)

Net loss		-	-	-	-	(1,136)	(1,136)

Balance, June 30, 2021	-	$-	44,550,000	$44,550	$192,106	$(266,931)	$(30,275)

Net loss		-	-	-	-	(36,033)	(36,033)

Balance, September 30, 2021	-	$-	44,550,000	$44,550	$192,106	$(302,964)	$(66,308)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	$10,000.00	44,550,000	$44,550	$540,297	$(609,551)	$(14,704)

Net loss						(1,353)	(1,353)

Conversion of 10,000,000 shares of Series A Preferred Stock into 400,950,000 shares of common stock with a cost basis of $0.001 per share	(10,000,000)	(10,000)	400,950,000	$400,950	(390,950)	-	-

Balance, March 31, 2022	-	$-	445,500,000	$445,500	$149,347	$(610,904)	$(16,057)

Net loss		-		-	-	(9,606)	(9,606)

Balance, June 30, 2022	-	$-	445,500,000	$445,500	$149,347	$(620,510)	$(25,663)

Net loss		-		-	-	(9,443)	(9,443)

Balance, September 30, 2022	-	$-	445,500,000	$445,500	$149,347	$(629,953)	$(35,106)

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021
Net loss	$(20,402)	$(38,769)
Accrued liabilities	-	7,425
Net cash used in operating activities	(20,402)	(31,344)

Cash Flows From Financing Activities
Notes payable related parties-net	20,402	31,344
Net cash provided by financing activities	20,402	31,344

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ALPINE AUTO BROKERS INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Alpine Auto Brokers (the “Company”) was organized as Alpine Auto Brokers, LLC in the state of Utah in December 2010. The Company sold automobiles and provided dealer services, for a fee.

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

NOTE 3 – GOING CONCERN

As of September 30, 2022, the Company had $-0- in cash and cash equivalents. The Company had a net loss of $20,402 for the nine months ended September 30, 2022 and has negative working capital of $35,106 and accumulated deficit of $629,953 on September 30, 2022. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common stock

The Company has authorized 1,000,000,000 shares of $0.001 par value. As of September 30, 2022 and December 31, 2021, the Company had 445,500,000 and 44,550,000 shares as of December 31, 2021, issued and outstanding, respectively.

Preferred stock

The Company has 10,000,000 shares of $0.001 par value of Series A Preferred Stock. As of September 30, 2022, and December 31, 2021, there were zero and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

NOTE 5 – RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

As of September 30, 2022, and December 31, 2021, the amount due to related parties was $20,402 and $-0-, respectively.

Additionally, the Company has $14,704 in accrued expenses and other liabilities as of September 30, 2022, and December 31, 2021. The total balance of these liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022, and December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALPINE AUTO BROKERS INC.

Dated: October 27, 2022	By:	/s/ Yufeng Zhang
Yufeng Zhang
Chief Executive Officer Principal Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.