Form 10-K
period 2022-12-31
Alpine Auto Brokers Inc.
filed 2023-02-13
CIK 1642365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 333-204161

ALPINE AUTO BROKERS INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

38-3970138

(IRS Employer Identification No.)

46 Reeves Road, Pakuranga 2010, New Zealand

+61 405223877

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,060,000 based on a closing price of $1.20 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 13, 2023, the Registrant had 445,500,000 shares of common stock issued and outstanding.

ALPINE AUTO BROKERS INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Alpine Auto Brokers Inc. unless otherwise indicated.

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

Because we are dependent upon Yufeng Zhang our Chief Executive Officer, and Zonghan Wu our Chairman and Chief Financial Officer to manage and oversee our Company, the loss of either individual could adversely affect our plan and results of operations.

We currently have two directors and officers, Yufeng Zhang and Zonghan Wu who manages the Company and are presently evaluating a viable plan for our future operations. We will rely solely on their judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of either individual could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Zonghan Wu and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Neither of our officers are required to commit his full time to our affairs, which may result in a conflict of interest in allocating their time between managing the Company and other businesses in which they are or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Neither officer is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Zonghan Wu our Chairman and CFO owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgment of our officers and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

While our CFO has prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

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

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities expected. Further, in most cases, the target’s management may be expected to want to manage us and replace our CEO or CFO. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 46 Reeves Road, Pakuranga 2010, New Zealand.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “ALTB”. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and do not necessarily represent actual transactions.

The last reported sales price of our common stock on the OTCQB on January 30, 2023 was $3.61

Holders

As of January 30, 2023, there were 56 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, 18 Lafayette Place Woodmere, NY 11598, Telephone 212-828-8436

Dividends

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALPINE AUTO BROKERS INC.

December 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Alpine Auto Brokers Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpine Auto Brokers Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

February 13, 2023

Alpine Auto Brokers Inc.
Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$14,704	$14,704
Notes payable related parties	29,740	-
Total current liabilities	44,444	14,704
Total liabilities	44,444	14,704

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	10,000
Common Stock - $0.001 par value, 1,000,000,000 shares authorized; 445,500,000 and 44,550,000 shares issued and outstanding December 31, 2022 and December 31, 2021	445,500	44,550
Additional paid in capital	149,347	540,297
Accumulated deficit	(639,291)	(609,551)
Total stockholders’ deficit	(44,444)	(14,704)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers Inc.
Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Revenue	$-	$-

Operating expenses
Administrative expenses	29,740	345,356
Total operating expenses	29,740	345,356
Loss from Operations	(29,740)	(345,356)
Net Loss	$(29,740)	$(345,356)

Earnings per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of ordinary shares
Basic and diluted	445,500,000	44,550,000

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers Inc.
Statements of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	$-	44,550,000	$44,550	$192,106	$(264,195)	$(27,539)

Net loss			-	-	-	(345,356)	(345,356)

Issuance of preferred stock to related party	10,000,000	10,000			348,191		358,191

Balance, December 31, 2021	10,000,000	$10,000.00	44,550,000	$44,550	$540,297	$(609,551)	$(14,704)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	$10,000.00	44,550,000	$44,550	$540,297	$(609,551)	$(14,704)

Net loss						(29,740)	(29,740)

Conversion of 10,000,000 shares of Series A Preferred Stock into 400,950,000 shares of common stock with a cost basis of $0.001 per share	(10,000,000)	(10,000)	400,950,000	400,950	(390,950)	-	-

Balance, December 31, 2022	-	$-	445,500,000	$445,500	$149,347	$(639,291)	$(44,444)

The accompanying notes are an integral part of these financial statements

Alpine Auto Brokers Inc.
Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Net loss	$(29,740)	$(345,356)
Stock-based compensation	-	300,000
Net cash used in operating activities	(29,740)	(45,356)

Cash Flows From Financing Activities
Notes payable related parties-net	29,740	45,356
Net cash (used in) provided by financing activities	29,740	45,356

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information	$-	$-
Cash paid for income tax expense	$-	$-
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

ALPINE AUTO BROKERS INC.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of December 31, 2022 and December 31, 2021the Company had no cash on hand.

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

ALPINE AUTO BROKERS INC.

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

NOTE 3 – GOING CONCERN

As of December 31, 2022, the Company had $-0- in cash and cash equivalents. The Company had net loss of $29,740 for the year ended December 31, 2022, has negative working capital of $44,444 and accumulated deficit of $639,291 on December 31, 2022. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ALPINE AUTO BROKERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY

Common stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of December 31, 2022 and December 31, 2021 there were 445,500,000 and 44,550,000 shares of Common Stock issued and outstanding.

Preferred stock

The Company has 10,000,000 shares of $0.001 par value of Series A Preferred Stock. As of December 31, 2022, and December 31, 2021, there were zero and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As described in NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS on February 9, 2022, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock were transferred from Custodian Ventures, LLC to MetaVerse Investment Group (the “Purchaser”). These preferred shares were convertible into 90% of the common stock of the Company. On February 18, 2022, the Purchaser converted 10,000,000 shares of the Series A Preferred Stock to 400,950,000 shares of common stock

The of Series A Preferred Stock have the following attributes:

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

ALPINE AUTO BROKERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued)

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

NOTE 5 – RELATED PARTY NOTES PAYABLE, AND ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2022, and December 31, 2021, the amount due to related parties was $29,740 and $-0-, respectively. Additionally, the Company has $14,704 in accrued expenses and other liabilities as of December 31, 2022, and December 31, 2021. The total balance of these liabilities date back to 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Yufeng Zhang	37	Director, Chief Executive Officer and President

Mr. Zhang received his bachelors degree in 2021 from Heilongjiang Oriental College. From September 2015 to June 2019, Mr. Zhang served as the Operations Manager at Heilongjiang Wisdom Light Culture Communication Co., Ltd. From July 2019 to October 2020 Mr. Zhang served as a Director of Laishan Network Technology (Xi’an) Co., Ltd; and from October 2020 to the present he has served as a Director of Guoao (Shenzhen) New Energy Co., Ltd.

Zonghan Wu	44	Chairman of the Board of Directors, Chief Financial Officer, Treasurer and Secretary

Mr. Wu holds a Bachelor of Commerce degree from the University of Auckland in New Zealand. He worked for Opus International Consultants as a Business Analyst in New Zealand from 2004 to 2007. He worked for Nestle as a Commercial Analyst from 2008 to 2011. Currently he is Managing Director of Shanghai JAZ Management Consulting Co. Ltd in Shanghai. He is Company Secretary of Alliance Recovery Corp., Director and Company Secretary of ACC Aviation Holdings Ltd, Director and Company Secretary of SSHT S&T Group Ltd.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2022 to our Chief Executive Officer (principal executive officer) or Chief Financial Officer during the last fiscal year (the “Named Executive Officers”):

We did not pay any compensation to our “Named Executive Officers” during the last two fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 30, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 445,500,000 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Metaverse Investment Group (1) Craigmuir Chambers, Road Town Tortola Vg 1110 British Virgin Islands	Common	400,950,000	90%

Yufeng Shang	Common	-	0%

DIRECTORS AND OFFICERS – TOTAL (Two Officers and Directors)		400,950,000	90%

(1)	Zonghan Wu has sole voting control over these shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2022 and December 31, 2021 the Company paid $27,500 and $7,800, respectively in accounting fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AUTO BROKERS INC.

Dated: February 13, 2023	By:	/s/ Yufeng Zhang
Yufeng Zhang Chief Executive Officer (Principal Executive Officer)

/s/ Zonghan Wu
Zonghan Wu Chief Financial Officer (Principal Accounting Officer)